Form 10-Q
period 2007-09-30
Quest Energy Partners, L.P.
filed 2007-12-21
CIK 1407185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 001-33787
QUEST ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-0518546

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Park Avenue, Suite 2750, Oklahoma City, OK	73102

(Address of principal executive offices)	(Zip Code)
405-600-7704
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☑
As of December 20, 2007, the issuer had 12,301,521 shares of common units outstanding.

     References in this filing to “Quest Energy Partners,” “the Partnership,” “we,” “our,” “us” or like terms refer to Quest Energy Partners, L.P. and its subsidiaries. References in this filing to “Quest Energy Partners, L.P. Predecessor” or the “Predecessor” refer to the assets, liabilities and operations of Quest Resource Corporation located in the Cherokee Basin. References in this filing to “Quest Energy GP” or the “General Partner” refer to Quest Energy GP, LLC, our general partner. References in this filing to “Quest Resource” refer to Quest Resource Corporation, our parent and its subsidiaries. References in this filing to the “Partnership Properties” or “our Properties” refer to the oil and gas properties contributed to us by Quest Resource in connection with our initial public offering.
     The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
     The financial statements included herein should be read in conjunction with the financial statements and notes thereto of Quest Energy Partners, L.P. Predecessor included in our Prospectus filed pursuant to Rule 424(b)(4) on November 9, 2007 (File No. 333-144716) (the “Prospectus”).

QUEST ENERGY PARTNERS, L.P.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Quest Energy Partners, L.P.
     The financial statements and financial information presented below reflects the balance sheet of the Partnership. On November 15, 2007, the Partnership completed an initial public offering of 9,100,000 common units representing limited partner interests of the Partnership (“Common Units”) at $18.00 per unit, or $16.83 per unit after payment of the underwriting discount (excluding a structuring fee) (see Notes 1 and 2 below for full details on the organization and initial public offering). In connection with the initial public offering, Quest Resource contributed to the Partnership all of its oil and gas properties in the Cherokee Basin in southeastern Kansas and northeastern Oklahoma. The Partnership conducts its operations through its wholly owned subsidiaries, Quest Cherokee, LLC (“Quest Cherokee”) and Quest Cherokee Oilfield Service, LLC (“QCOS”). The financial statements of Quest Energy Partners, L.P. Predecessor are included in this Item 1 because they represent the predecessor entity as of September 30, 2007.

QUEST ENERGY PARTNERS, L.P.
BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Current assets
Cash	$1,000

Total Assets	$1,000

PARTNERS’ CAPITAL
Limited partners’ capital	$980
General partner’s capital	20

Total partners’ capital	$1,000

See accompanying notes to balance sheet.

QUEST ENERGY PARTNERS, L.P.
CONDENSED NOTES TO BALANCE SHEET
(UNAUDITED)
1. Nature of Operations
     Quest Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed on July 12, 2007 to acquire the assets of the Partnership’s predecessor.
     Quest Energy GP, LLC, as general partner (the “General Partner”), contributed $20 and Quest Resource Corporation (“Quest Resource”), as initial limited partner, contributed $980 to the Partnership on July 18, 2007. There have been no other transactions involving the Partnership as of September 30, 2007.
Note 2. Subsequent Events
     On November 15, 2007, the Partnership completed an initial public offering of 9,100,000 Common Units at $18.00 per unit, or $16.83 per unit after payment of the underwriting discount (excluding a structuring fee). On November 9, 2007, the Partnership’s Common Units began trading on the NASDAQ Global Select Market under the symbol “QELP”. Total proceeds from the sale of the Common Units in the initial public offering were $163.8 million, before underwriting discounts, a structuring fee and offering costs, of approximately $10.6 million, $0.4 million and $1.5 million, respectively. The Partnership used the net proceeds of $151.2 million to repay indebtedness of Quest Resource.
     In connection with the closing of the initial public offering, the Partnership issued 3,201,521 common units, representing limited partnership interests in the Partnership, and 8,857,981 subordinated units, representing additional limited partnership interests in the Partnership, to Quest Resource Corporation and 431,827 units representing a 2% general partner interest in the Partnership to the General Partner.
     Additionally, on November 15, 2007:
(a)	The Partnership, the General Partner, Quest Resource and certain of Quest Resource’s subsidiaries entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”). At the closing of the offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:
•	the contribution of Quest Cherokee, LLC (“Quest Cherokee”) and its subsidiary, Quest Oilfield Service, LLC (“QCOS”), to the Partnership;

•	the issuance of 431,827 General Partner Units and the incentive distribution rights to the General Partner and the continuation of its 2.0% general partner interest in the Partnership;

•	the issuance of 3,201,521 Common Units and 8,857,981 Subordinated Units to Quest Resource; and

•	Quest Resource and its affiliates on the one hand, and Quest Cherokee and the Partnership on the other, agreed to indemnify the other parties from and against all losses suffered or incurred by reason of or arising out of certain existing legal proceedings.
(b)	The Partnership, the General Partner and Quest Resource entered into an Omnibus Agreement, which governs the Partnership’s relationship with Quest Resource and its affiliates regarding the following matters:
•	reimbursement of certain insurance, operating and general and administrative expenses incurred on behalf of the Partnership;

•	indemnification for certain environmental liabilities, tax liabilities, tax defects and other losses in connection with assets;

•	a license for the use of the Quest name and mark; and

QUEST ENERGY PARTNERS, L.P.
CONDENSED NOTES TO BALANCE SHEET
(UNAUDITED)
•	the Partnership’s right to purchase from Quest Resource and its affiliates certain assets that Quest Resource and its affiliates acquire within the Cherokee Basin.
(c)	The Partnership, the General Partner and Quest Energy Service, LLC (“QES”) entered into a Management Services Agreement, under which QES will perform acquisition services and general and administrative services, such as accounting, finance, tax, property management, risk management, land, marketing, legal and engineering to the Partnership, as directed by the General Partner, for which the Partnership will reimburse QES on a monthly basis for the reasonable costs of the services provided.

(d)	The Partnership entered into an Assignment and Assumption Agreement (the “Assignment”) with Bluestem Pipeline, LLC (“Bluestem”) and Quest Resource, whereby Quest Resource assigned all of its rights in that certain Midstream Services and Gas Dedication Agreement, dated as of December 22, 2006, but effective as of December 1, 2006, as amended (the “Midstream Services Agreement”), to the Partnership, and the Partnership assumed all of Quest Resource’s liabilities and obligations arising under the Midstream Services Agreement from and after the assignment. As more fully described in the Partnership’s final prospectus (the “Prospectus”) dated November 8, 2007 (File No. 333-144716) and filed on November 9, 2007 with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, under the Midstream Services Agreement, Bluestem will gather and provide certain midstream services, including dehydration, treating and compression, to the Partnership for all gas produced from the Partnership’s wells in the Cherokee Basin that are connected to Bluestem’s gathering system.

(e)	The Partnership signed an Acknowledgement and Consent and therefore became subject to that certain Omnibus Agreement (the “Midstream Omnibus Agreement”), dated December 22, 2006, among Quest Resource, Quest Midstream GP, LLC, Bluestem and Quest Midstream Partners, L.P. (“Quest Midstream”), which is more fully described in the Partnership’s Prospectus. As long as the Partnership is an affiliate of Quest Resource and Quest Resource or any of its affiliates control Quest Midstream, the Partnership will be bound by the Midstream Omnibus Agreement. The Quest Midstream Agreement restricts the Partnership from engaging in the following businesses, subject to certain exceptions:
•	the gathering, treating, processing and transporting of gas in North America;

•	the transporting and fractionating of gas liquids in North America;

•	any other midstream activities, including but not limited to crude oil storage, transportation, gathering and terminaling;

•	constructing, buying or selling any assets related to the foregoing businesses; and

•	any line of business other than those described in the preceding bullet points that generates “qualifying income”, within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended, other than any business that is primarily engaged in the exploration for and production of oil or gas and the sale and marketing of gas and oil derived from such exploration and production activities.
(f)	The General Partner adopted the Quest Energy Partners, L.P. Long-Term Incentive Plan (the “Plan”) for employees, consultants and directors of the General Partner and its affiliates, including the Partnership, who perform services for the Partnership. The Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards. Subject to adjustment for certain events, an aggregate of 2,115,950 Common Units may be delivered pursuant to awards under the Plan.
     On November 15, 2007, the Partnership also entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”), as a guarantor, with Quest Resource, as the initial co-borrower, Quest Cherokee, as the borrower, Royal Bank of Canada, as administrative agent and collateral agent (“RBC”), KeyBank National Association, as documentation agent and the lenders party thereto. Quest Cherokee and Quest Resource had previously been parties to the following credit agreements with Guggenheim Corporate Funding, LLC (“Guggenheim”): (i) Amended and Restated Senior Credit Agreement, dated February 7, 2006, as amended; (ii) Amended and Restated Second Lien Term Loan Agreement, dated June 9, 2006, as amended; and (iii) Third Lien Term Loan

QUEST ENERGY PARTNERS, L.P.
CONDENSED NOTES TO BALANCE SHEET
(UNAUDITED)
Agreement, dated June 9, 2006, as amended (collectively, the “Prior Credit Agreements”). Guggenheim and the lenders under the Prior Credit Agreements assigned all of their interests and rights (other than certain excepted interests and rights) in the Prior Credit Agreements to RBC and the new lenders under the New Credit Agreement pursuant to a Loan Transfer Agreement, dated November 15, 2007, by and among Quest Resource, Quest Cherokee, Quest Oil & Gas, LLC (“QO&G”), QES, QCOS, Guggenheim, Wells Fargo Foothill, Inc., the lenders under the Prior Credit Agreements and RBC. The New Credit Agreement amended and restated the Prior Credit Agreements in their entirety.
     The credit facility under the New Credit Agreement consists of a five-year $250 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by RBC and the lenders every six months taking into account the value of Quest Cherokee’s proved reserves. In addition, Quest Cherokee and RBC each have the right to initiate a redetermination of the borrowing base between each six-month redetermination. In connection with the closing of the initial public offering and the application of the net proceeds thereof, Quest Resource was released as a borrower under the New Credit Agreement. As of December 1, 2007, the borrowing base was $160 million, and the amount borrowed under the New Credit Agreement was $84 million.
     Quest Cherokee will pay a quarterly revolving commitment fee equal to 0.30% to 0.50% (depending on the utilization percentage) of the actual daily amount by which the lesser of the aggregate revolving commitment and the borrowing base exceeds the sum of the outstanding balance of borrowings and letters of credit under the revolving credit facility.
     In general, interest accrues on the revolving credit facility at either LIBOR plus a margin ranging from 1.25% to 1.875% (depending on the utilization percentage) or the base rate plus a margin ranging from 0.25% to 0.875% (depending on the utilization percentage). The revolving credit facility may be prepaid, without any premium or penalty, at any time. The base rate is generally the higher of the federal funds rate plus 0.50% or RBC’s prime rate.
     The Partnership and QCOS have guaranteed all of Quest Cherokee’s obligations under the New Credit Agreement. The revolving credit facility is secured by a first priority lien on substantially all of the assets of the Partnership, Quest Cherokee and QCOS.
     The New Credit Agreement provides that all obligations arising under the loan documents, including obligations under any hedging agreement entered into with lenders or their affiliates, will be secured pari passu by the liens granted under the loan documents.
     The Partnership, Quest Cherokee, the General Partner and their subsidiaries are required to make certain representations and warranties that are customary for credit agreements of this type. The New Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type. The covenants in the New Credit Agreement include, without limitation, delivery of financial statements and other financial information; notice of defaults and certain other matters; payment of obligations; preservation of legal existence and good standing; maintenance of assets and business; maintenance of insurance; compliance with laws and contractual obligations; maintenance of books and records; permit inspection rights; use of proceeds; execution of guaranties by subsidiaries; perfecting security interests in after-acquired property; curing title defects; maintaining material leases; operation of properties; notification of change of purchasers of production; maintenance of fiscal year; limitations on liens; limitations on investments; limitations on hedging agreements; limitations on indebtedness; limitations on lease obligations; limitations on fundamental changes; limitations on dispositions of assets; limitations on restricted payments, distributions and redemptions; limitations on nature of business, capital expenditures and risk management; limitations on transactions with affiliates; limitations on burdensome agreements; and compliance with financial covenants.
     The New Credit Agreement’s financial covenants prohibit Quest Cherokee, the Partnership and any of their subsidiaries from:
•	Permitting the ratio (calculated based on the most recently delivered compliance certificate) of the Partnership’s consolidated current assets (including the unused amount of the borrowing base, but excluding non-cash assets under FAS 133) to consolidated current liabilities (excluding non-cash obligations under FAS 133, asset and asset retirement obligations and current maturities of indebtedness under the New Credit Agreement) at any fiscal quarter-end, commencing with the quarter ended December 31, 2007, to be less than 1.0 to 1.0; provided, however, that current assets and current liabilities will exclude mark-to-market values of swap contracts, to the extent such values are included in current assets and current liabilities;

•	permitting the ratio (calculated on the most recently delivered compliance certificate) of adjusted consolidated EBITDA to consolidated interest charges at any fiscal quarter-end, commencing with the quarter ended December 31, 2007, to be less than 2.5 to 1.0 measured on a rolling four quarter basis; provided that for the periods ending December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, the calculations will be done on a pro forma basis; and

QUEST ENERGY PARTNERS, L.P.
CONDENSED NOTES TO BALANCE SHEET
(UNAUDITED)
•	permitting the ratio (calculated based on the most recently delivered compliance certificate) of consolidated funded debt to adjusted consolidated EBITDA at any fiscal quarter-end, commencing with the quarter ended December 31, 2007, to be greater than 3.5 to 1.0 measured on a rolling four quarter basis; provided that the for the periods ending December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, the calculations will be done on a pro forma basis.
          Adjusted consolidated EBITDA is defined in the New Credit Agreement to mean the sum of (i) consolidated EBITDA plus (ii) the distribution equivalent amount (for each fiscal quarter of the Partnership, the amount of cash paid to the members of the General Partner’s management group and non-management directors with respect to restricted common units, bonus units and/or phantom units of the Partnership that are required under GAAP to be treated as compensation expense prior to vesting (and which, upon vesting, are treated as limited partner distributions under GAAP)).
          Consolidated EBITDA is defined in the New Credit Agreement to mean for the Partnership and its subsidiaries on a consolidated basis, an amount equal to the sum of (i) consolidated net income, (ii) consolidated interest charges, (iii) the amount of taxes, based on or measured by income, used or included in the determination of such consolidated net income, (iv) the amount of depreciation, depletion and amortization expense deducted in determining such consolidated net income, and (v) other non-cash charges and expenses, including, without limitation, non-cash charges and expenses relating to swap contracts or resulting from accounting convention changes, of the Partnership and its subsidiaries on a consolidated basis, all determined in accordance with GAAP.
          Consolidated interests charges is defined to mean for the Partnership and its subsidiaries on a consolidated basis, the excess of (i) the sum of (a) all interest, premium payments, fees, charges and related expenses of the Partnership and its subsidiaries in connection with indebtedness (net of interest rate swap contract settlements) (including capitalized interest), in each case to the extent treated as interest in accordance with GAAP, and (b) the portion of rent expense of the Partnership and its subsidiaries with respect to such period under capital leases that is treated as interest in accordance with GAAP over (ii) all interest income for such period.
          Consolidated funded debt is defined to mean for the Partnership and its subsidiaries on a consolidated basis, the sum of (i) the outstanding principal amount of all obligations and liabilities, whether current or long-term, for borrowed money (including obligations under the New Credit Agreement, but excluding all reimbursement obligations relating to outstanding but undrawn letters of credit), (ii) attributable indebtedness pertaining to capital leases, (iii) attributable indebtedness pertaining to synthetic lease obligations, and (iv) without duplication, all guaranty obligations with respect to indebtedness of the type specified in subsections (i) through (iii) above.
          Events of default under the New Credit Agreement are customary for transactions of this type and include, without limitation, non-payment of principal when due, non-payment of interest, fees and other amounts for a period of three business days after the due date, failure to perform or observe covenants and agreements (subject to a 30-day cure period in certain cases), representations and warranties not being correct in any material respect when made, certain acts of bankruptcy or insolvency, cross defaults to other material indebtedness, borrowing base deficiencies, and change of control. Under the New Credit Agreement, a change of control means (i) Quest Resource fails to own or to have voting control over at least 51% of the equity interest of the General Partner, (ii) any person acquires beneficial ownership of 51% or more of the equity interest in the Partnership; (iii) the Partnership fails to own 100% of the equity interests in Quest Cherokee, or (iv) Quest Resource undergoes a change in control (the acquisition by a person, or two or more persons acting in concert, of beneficial ownership of 50% or more of Quest Resource’s outstanding shares of voting stock, except for a merger with and into another entity where the other entity is the survivor if Quest Resource’s stockholders of record immediately preceding the merger hold more than 50% of the outstanding shares of the surviving entity.
          The summary of the New Credit Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, reference to all of the provisions in the New Credit Agreement, a copy of which is filed as Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

Quest Energy Partners, L.P. Predecessor
     The financial statements and financial information presented below reflect the operations of Quest Energy Partners, L.P. Predecessor. In connection with the closing of our initial public offering on November 15, 2007, Quest Resource contributed to the Partnership all of the oil and gas properties of Quest Energy Partners, L.P. Predecessor.
     Quest Energy Partners, L.P. Predecessor’s unaudited interim financial statements, including carve out balance sheets as of December 31, 2006 and September 30, 2007, carve out statements of operations for the three month and nine month periods ended September 30, 2006 and 2007, and carve out statements of cash flows for the nine month periods ended September 30, 2006 and 2007, and the notes thereto are attached hereto as Pages F-7 through F-24 and are incorporated herein by this reference.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CARVE OUT BALANCE SHEETS
($ in thousands)

	December 31,	September 30,
	2006	2007
	(Restated)	(Unaudited)
ASSETS
Current assets:
Cash	$21,334	$17,277
Restricted cash	1,150	1,205
Accounts receivable, trade	9,840	10,425
Other receivables	371	1,466
Other current assets	1,053	1,848
Inventory	3,378	4,424
Short-term derivative asset	10,795	7,286

Total current assets	47,921	43,931
Property and equipment, net of accumulated depreciation of $5,045 and $6,039	16,054	18,708
Oil and gas properties:
Properties being amortized	316,783	389,313
Properties not being amortized	9,445	12,651

	326,228	401,964
Less: Accumulated depreciation, depletion, amortization and impairment	(92,733)	(114,541)

Net property plant and equipment	233,495	287,423
Other assets, net	9,466	9,374
Long-term derivative asset	4,782	8,697

Total assets	$311,718	$368,133

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$13,929	$26,824
Revenue payable	4,540	5,676
Accrued expenses	2,486	2,346
Current portion of notes payable	324	122
Short-term derivative liability	5,244	6,098

Total current liabilities	26,523	41,066
Non-current liabilities:
Long-term derivative liability	7,449	2,067
Asset retirement obligation	1,410	1,619
Notes payable	225,569	250,176
Less current maturities	(324)	(122)

Non-current liabilities	234,104	253,740

Total liabilities	260,627	294,806

Commitments and contingencies	—	—
Partners’ capital:
Partners’ capital	50,663	73,320
Accumulated other comprehensive income (loss)	428	7

Total partners’ capital	51,091	73,327

Total liabilities and partners’ capital	$311,718	$368,133

The accompanying notes are an integral part of these financial statements.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CARVE OUT STATEMENTS OF OPERATIONS
(UNAUDITED)
($ in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenue:
Oil and gas sales	$15,329	$28,494	$49,115	$81,910
Other revenue (expense)	4	(5)	(63)	(37)

Total revenues	15,333	28,489	49,052	81,873
Costs and expenses:
Oil and gas production	6,242	7,280	14,064	22,247
Transportation expense	5,912	7,469	11,079	20,639
General and administrative	2,259	2,415	5,473	8,261
Depreciation, depletion and amortization	7,231	7,978	18,911	22,041

Total costs and expenses	21,644	25,142	49,527	73,188

Operating income (loss)	(6,311)	3,347	(475)	8,685

Other income (expense):
Change in derivative fair value	(332)	5,539	6,300	5,354
Sale of assets	(57)	49	(15)	(148)
Interest income	75	102	323	382
Interest expense	(4,970)	(7,665)	(11,404)	(21,825)

Total other income (expense)	(5,284)	(1,975)	(4,796)	(16,237)

Net income (loss) before income taxes	(11,595)	1,372	(5,271)	(7,552)
Income tax expense — deferred	—	—	—	—

Net income (loss)	$(11,595)	$1,372	$(5,271)	$(7,552)

The accompanying notes are an integral part of these financial statements.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CARVE OUT STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	For the Nine Months Ended
	September 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(5,271)	$(7,552)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and depletion	21,237	23,796
Change in derivative fair value	(16,435)	(5,354)
Capital contributions for retirement plan	428	—
Capital contributions for directors’ fees	358	12
Capital contributions for employees	466	3,015
Amortization of loan origination fees	874	1,604
Amortization of gas swap fees	146	187
Amortization of deferred hedging gains	(275)	—
(Gain) loss on sale of assets	(43)	148
Change in assets and liabilities:
Restricted cash	3,169	(55)
Accounts receivable	1,456	(586)
Other receivables	9	(1,101)
Other current assets	633	(795)
Inventory	(2,299)	56
Accounts payable	16,893	8,146
Revenue payable	—	1,137
Accrued expenses	48	(114)

Net cash provided by operating activities	21,394	22,544
Cash flows from investing activities:
Equipment, development and leasehold costs	(94,132)	(70,805)
Net additions to other property and equipment	(5,443)	(4,826)
Proceeds from sale of property and equipment	162	125

Net cash used in investing activities	(99,413)	(75,506)
Cash flows from financing activities:
Proceeds from bank borrowings	100,129	25,000
Repayments of note borrowings	(238)	(393)
Capital contributions (distributions)	(7,522)	25,873
Refinancing costs	(1,342)	(1,698)
Change in other long-term liabilities	124	123

Net cash provided by financing activities	91,151	48,905

Net increase (decrease) in cash	13,132	(4,057)
Cash, beginning of period	2,527	21,334

Cash, end of period	$15,659	$17,277

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$14,039	$21,558
Income taxes	$—	$—
The accompanying notes are an integral part of these financial statements.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation of the Partnership and Description of Business
     Quest Energy Partners, L.P., a Delaware limited partnership (the “Partnership”), was formed in July 2007 by Quest Resource Corporation (individually, “Quest Resource”, and together with its subsidiaries, “QRC”) to acquire, exploit, and develop oil and natural gas properties in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma and to acquire, own, and operate related assets (the “Cherokee Basin Operations”). QRC, through its ownership of the Partnership’s general partner, Quest Energy GP, LLC, currently owns all the general and limited partner interests in the Partnership.
     These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Partnership’s final prospectus dated November 8, 2007 (File No. 333-144716) and filed on November 9, 2007 with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Prospectus”).
2. Basis of Presentation
     The accompanying carve out financial statements and related notes thereto represent the carve out financial position, results of operations, cash flows, and changes in partners’ capital of the Cherokee Basin Operations, referred to as Quest Energy Partners, L.P. Predecessor (the “Predecessor”). The carve out financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (“SAB”) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Certain expenses incurred by QRC are only indirectly attributable to its ownership of the Cherokee Basin Operations as QRC owns interests in midstream assets and other gas and oil properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Predecessor, so that the accompanying carve out financial statements reflect substantially all the costs of doing business. The allocations and related estimates and assumptions are described more fully in “Note 3 — Summary of Significant Accounting Policies” below.
3. Summary of Significant Accounting Policies
  Use of Estimates
     Preparing financial statements in conformity with accounting principles generally accepted in the United States requires the Predecessor to make certain estimations and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the reported amounts of revenues and expenses. Also, certain amounts in the accompanying carve out financial statements have been allocated in a way that the Predecessor believes is reasonable and consistent in order to depict the historical financial position, results of operations and cash flows of the Predecessor on a stand-alone basis. Actual results could differ materially from those estimates.
     Estimates made in preparing these financial statements include, among other things, estimates of the proved gas and oil reserve volumes used in calculating depletion, depreciation and amortization expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods.
  Basis of Accounting
     The Predecessor’s financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.
  Revenue Recognition
     Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
  Cash Equivalents
     For purposes of the consolidated financial statements, the Predecessor considers investments in all highly liquid instruments with original maturities of three months or less at date of purchase to be cash equivalents.
  Uninsured Cash Balances
     The Predecessor maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Predecessor’s cash balances typically are in excess of this amount.
  Accounts Receivable
     The Predecessor conducts its operations in the States of Kansas and Oklahoma and operates exclusively in the natural gas and oil industry. The Predecessor’s joint interest and natural gas and oil sales receivables are generally unsecured; however, the Predecessor has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements.
     Management periodically assesses the Predecessor’s accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made.
  Inventory
     Inventory, which is included in current assets, includes tubular goods and other lease and well equipment which we plan to utilize in our ongoing exploration and development activities and is carried at the lower of cost or market using the specific identification method.
  Concentration of Credit Risk
     A significant portion of the Predecessor’s liquidity is concentrated in cash and derivative contracts that enable the Predecessor to hedge a portion of its exposure to price volatility from producing natural gas and oil. These arrangements expose the Predecessor to credit risk from its counterparties. The Predecessor’s accounts receivable are primarily from purchasers of natural gas and oil products. Natural gas sales to one purchaser (ONEOK) accounted for approximately 95% of the Predecessor’s natural gas and oil revenues for the nine months ended September 30, 2006. Two purchasers, ONEOK and Tenaska, accounted for approximately 74% and 26%, respectively, of the Predecessor’s natural gas and oil revenues for the nine months ended September 30, 2007. The industry concentration has the potential to impact the Predecessor’s overall exposure to credit risk, either positively or negatively, in that the Predecessor’s customers may be similarly affected by changes in economic, industry or other conditions.
  Natural Gas and Oil Properties
     The Predecessor follows the full cost method of accounting for natural gas and oil properties, prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Predecessor capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities.
     All capitalized costs of natural gas and oil properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Predecessor reviews all of its unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and overwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.
     The Predecessor reviews the carrying value of its oil and natural gas properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, plus the cost of properties not being amortized, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil and natural gas prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.
     As of December 31, 2006, the Predecessor’s net book value of gas and oil properties exceeded the ceiling. Accordingly, a provision for impairment was recognized in the fourth quarter of 2006 of $30.7 million. The provision for impairment is primarily attributable to declines in the prevailing market prices of oil and gas at the measurement date.
     Based on the low natural gas prices on September 30, 2007, the Predecessor would have incurred a non-cash impairment loss of approximately $90 million for the third quarter of 2007. However, under the SEC’s accounting guidance in Staff Accounting Bulletin Topic 12(D)(e), if natural gas prices increase sufficiently between the end of a period and the completion of the financial statements for that period to eliminate the need for an impairment charge, an issuer is not required to recognize the non-cash impairment loss in its financial statements for that period. As of November 1, 2007, natural gas prices had improved sufficiently to eliminate the need for an impairment loss at September 30, 2007 and as a result, no impairment loss is reflected in the Predecessor’s financial statements for the quarter ended September 30, 2007.
     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of natural gas and oil, in which case the gain or loss is recognized in income.
  Other Property and Equipment
     Other property and equipment is reviewed on an annual basis for impairment and as of September 30, 2007, the Predecessor had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.
     Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.
     The estimated useful lives are as follows:
•	Buildings: 25 years

•	Equipment: 10 years

•	Vehicles: 7 years
  Debt Issue Costs
     Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at December 31, 2006 and September 30, 2007 totaled $9.1 million and $10.3 million, respectively, and are being amortized over the life of the credit facilities. The increase as of September 30, 2007 is due to a fee paid in connection with the amendment to the Predecessor’s credit facilities entered into in April 2007.
  Other Dispositions
     Upon disposition or retirement of property and equipment other than natural gas and oil properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
  Marketable Securities
     In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, the Predecessor classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At December 31, 2006 and September 30, 2007, the Predecessor did not have any investments in its investment portfolio classified as available for sale and held to maturity.
  Income Taxes
     The operations of the Predecessor are currently included in the federal income tax return of Quest Cherokee, which is a limited liability company that is not subject to federal income taxes. Following the initial public offering of the Partnership, the Partnership’s operations will be treated as a partnership with each partner being separately taxed on its share of the Partnership’s taxable income. Therefore, no provision for current or deferred federal income taxes has been provided for in the accompanying carve out financial statements.
  Fair Value of Financial Instruments
     The Predecessor’s financial instruments consist of cash, receivables, deposits, hedging contracts, accounts payable, accrued expenses and notes payable. The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The hedging contracts are recorded in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.
  Accounting for Derivative Instruments and Hedging Activities
     The Predecessor seeks to reduce its exposure to unfavorable changes in natural gas prices by utilizing energy swaps and collars (collectively, “fixed-price contracts”). The Predecessor has adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, which contains accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.
     Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. Based on the interpretation of these guidelines by the Predecessor, the changes in fair value of all of its derivatives during the period from June 1, 2003 to December 22, 2003 were required to be reported in results of operations, rather than in other comprehensive income.
     Although the Predecessor’s fixed-price contracts may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Predecessor has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Predecessor expects the contracts to continue to mitigate its commodity price and interest rate risks in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. Please read “Note 6 — Financial Instruments and Hedging Activities” below.
     The Predecessor has established the fair value of all derivative instruments using estimates determined by its counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
  Asset Retirement Obligations
     The Predecessor has adopted FASB’s Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
     The Predecessor’s asset retirement obligations relate to the plugging and abandonment of natural gas and oil properties.
  Allocation of Costs
     The accompanying carve out financial statements have been prepared in accordance with SAB Topic 1-B. These rules require allocations of costs for salaries and benefits, depreciation, rent, accounting, and legal services, and other general and administrative expenses. QRC has allocated general and administrative expenses to the Predecessor based on time and other costs required to properly manage the assets. In management’s estimation, the allocation methodologies used are reasonable and result in an allocation of the cost of doing business borne by QRC on behalf of the Predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.
     Historical financial statements of the Cherokee Basin Operations as of December 31, 2006 and for the three and nine months ended September 30, 2006 and 2007 are presented. The historical financial statements were prepared as follows:
•	Revenues include all revenues earned by the Cherokee Basin Operations, before elimination of intercompany sales with Quest Resource and its subsidiaries. Prior to December 1, 2006, pursuant to a transportation agreement, Bluestem Pipeline, LLC, a wholly-owned subsidiary of Quest Resource (“Bluestem”), generally charged the Cherokee Basin Operations transportation fees ranging from $0.78 per thousand cubic feet (“Mcf”) to $0.87 per Mcf. Effective December 1, 2006, pursuant to the Midstream Services Agreement, the fee for gathering, dehydration and treating services is $0.50 per MMBtu of gas and $1.10 per MMBtu of gas for compression services, subject to annual adjustment. Please read “Note 10 — Related Party Transactions”.

•	Certain common expenses of QRC’s operations and the Cherokee Basin Operations were treated as follows:
•	general and administrative expenses associated with the pipeline operations were eliminated;

•	costs associated with the salt water disposal system, which were previously reported in Bluestem operations prior to the formation of Quest Midstream Partners, L.P. (“Quest Midstream”) in December 2006, were allocated to the Cherokee Basin Operations; and

•	third party costs incurred at the QRC level that are clearly identifiable as Cherokee Basin Operations costs, such as insurance premiums related to the Cherokee Basin Operations and legal fees of outside counsel related to contracts entered into or claims made by or against the Cherokee Basin Operations and salaries and benefits of Cherokee Basin Operations executives paid by QRC, were allocated to the Cherokee Basin Operations.
•	Non-producing acreage located outside of the Cherokee Basin and not transferred to the Partnership was eliminated from the balance sheet and related expenses were eliminated.

•	To the extent that the common expenses described above were charged to the Cherokee Basin Operations in the past, the reduction in expenses was retroactively reflected with the offsetting debit to partner’s equity.

•	Since the Partnership is not subject to entity level income taxes, no allocation of income taxes or deferred income taxes was reflected in the financial statements.

•	Derivative transactions remained with the Cherokee Basin Operations.

•	Management’s estimates of the expenses of the Cherokee Basin Operations on a stand-alone basis were not expected to be significantly different from those reflected in the statements.
  Earnings per Share
     During the periods presented, the Cherokee Basin Operations were wholly owned by QRC. Accordingly, earnings per share has not been presented.
  Reclassifications
     Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or partners’ capital.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
Recently Issued Accounting Standards
     The Financial Accounting Standards Board recently issued the following standards which the Predecessor reviewed to determine the potential impact on its financial statements upon adoption.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Predecessor’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Predecessor’s financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. Complying with the requirements of SAB No. 108 had no impact on the Predecessor’s financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.
4. Long-Term Debt
     Long-term debt consists of the following:

	December 31, 2006	September 30, 2007
	(dollars in thousands)
Senior credit facilities	$225,000	$250,000
Other notes payable	569	176

Total long-term debt	225,569	250,176
Less — current maturities	324	122

Total long-term debt, net of current maturities	$225,245	$250,054

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
     The aggregate scheduled maturities of notes payable and long-term debt for the five years ending December 31, 2012 and thereafter were as follows as of September 30, 2007:

2008	$122,000
2009	26,000
2010	8,000
2011	50,006,000
2012	200,006,000
Thereafter	8,000

$250,176,000

Credit Facilities
     As of September 30, 2007, Quest Resource and Quest Cherokee were co-borrowers under the following credit facilities (which are referred to as the Predecessor’s credit facilities): a $100 million Senior Credit Agreement with Guggenheim Corporate Funding, LLC (“Guggenheim”), as administrative agent and syndication agent, and the lenders party thereto, a $100 million Second Lien Term Loan Agreement with Guggenheim, as administrative agent, and the lenders party thereto, and a $75 million Third Lien Term Loan Agreement with Guggenheim, as administrative agent, and the lenders party thereto. The Senior Credit Agreement consists of a five-year $50 million revolving credit facility and a five-year $50 million first lien term loan.
     Availability under the revolving credit facility is tied to a borrowing base that will be re-determined by the lenders every six months taking into account the value of the Predecessor’s reserves and such other information (including, without limitation, the status of title information with respect to the Predecessor’s natural gas and oil properties and the existence of any other indebtedness) as the administrative agent deems appropriate and consistent with its normal oil and gas lending criteria as it exists at the particular time. The unanimous consent of the lenders is required to increase the borrowing base and the consent of 66 2/3% of the lenders is required to decrease or maintain the borrowing base. In addition, the Predecessor or the lenders may each request a special re-determination of the borrowing base once every 12 months. The outstanding principal balance of the first lien term loan and any outstanding letters of credit will be reserved against the borrowing base in determining availability under the revolving credit facility. As of September 30, 2007, the borrowing base under the revolving credit facility was $100 million.
     The Predecessor pays a commitment fee equal to 0.75% on the difference between $50 million and the outstanding balance of borrowings and letters of credit under the revolving credit facility.
     Interest accrues on the revolving credit facility at LIBOR plus 1.75% or the base rate plus 0.75%, at our option. Interest accrues on the first lien term loan at LIBOR plus 3.25% or the base rate plus 2.50%, at our option. The base rate is the greater of the prime rate or the federal funds effective rate plus 0.5%. Interest accrues on the second lien term loan at LIBOR plus 5.50%. Interest accrues on the third lien term loan at LIBOR plus 8.00%. For the three months ended September 30, 2007, the Predecessor’s weighted average interest rates under the credit facilities were as follows.
•	Revolving credit facility under the Senior Credit Agreement — 8.92%;

•	First lien term loan under the Senior Credit Agreement — 8.67%;

•	Second Lien Term Loan — 10.88%; and

•	Third Lien Term Loan — 13.38%.
     The Predecessor failed to comply with the maximum total debt to EBITDA ratio contained in all three credit agreements for the fiscal quarter ended March 31, 2007. On April 25, 2007, the lenders waived the default under the credit agreements due to the Predecessor’s failure to comply with this financial covenant for the fiscal quarter ended March 31, 2007 and the credit facilities were amended to reset the maximum ratio for the remaining quarters of 2007. In connection with the waiver and amendments, the lenders were paid a fee in the aggregate amount equal to $1,687,500.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
     The financial covenants applicable to the credit agreements require that:
•	for the Senior Credit Agreement, the Predecessor is required to maintain a ratio of PV-10 value for all of its proved reserves to indebtedness under the Senior Credit Agreement (excluding obligations under hedging agreements secured by the Senior Credit Agreement) of not less than 2.0 to 1.0.

•	for the Second and Third Lien Term Loan Agreements, the Predecessor’s ratio of PV-10 value for all of its proved reserves to total net debt must not be less than 1.5 to 1.

•	for all three credit agreements, after giving effect to the amendments described above, the Predecessor’s ratio of total net debt to EBITDA for each quarter ending on the dates set forth below must not be more than:
•	5.50 to 1.0 for the quarter ended June 30, 2007;

•	4.75 to 1.0 for the quarter ended September 30, 2007;

•	4.25 to 1.0 for the quarter ended December 31, 2007;

•	3.50 to 1.0 for the quarter ended March 31, 2008;

•	3.25 to 1.0 for the quarter ended June 30, 2008; and

•	3.0 to 1.0 for the quarter ended on or after September 30, 2008.
     Under all three credit agreements “PV-10 value” is generally defined as the future cash flows from the Predecessor’s proved reserves (based on the NYMEX three-year pricing strip and taking into account the effects of its hedge agreements) discounted at 10%.
     EBITDA is generally defined in all three of the credit agreements as consolidated net income plus interest, income taxes, depreciation, depletion, amortization and other non-cash charges (including unrealized losses on hedging agreements), plus costs and expenses directly incurred in connection with the credit agreements, the private equity transaction and the buy-out of ArcLight’s investment in Quest Cherokee and any write-off of prior debt issue costs, minus all non-cash income (including unrealized gains on hedging agreements). The EBITDA for each quarter will be multiplied by four in calculating the above ratios.
     Total net debt is generally defined as funded debt, less cash and cash equivalents, reimbursement obligations under letters of credit and certain surety bonds.
     For additional information regarding the Predecessor’s credit facilities, please read “Note 5 — Long Term Debt” to the financial statements for the year ended December 31, 2006 in the Partnership’s Prospectus.
Other Long-Term Indebtedness
     As of September 30, 2007, $176,000 of notes payable to banks and finance companies were outstanding. These notes are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest rates ranging from 1.9% to 8.0% per annum.
5. Commitments and Contingencies
     Quest Resource, Quest Cherokee, STP Cherokee, Inc. (“STP”), Bluestem, Quest Energy Service, Inc. (“QES”), Quest Midstream Partners and Quest Midstream GP, among others, have been named Defendants in a lawsuit (Case #CJ-2003-30) filed by Plaintiffs, Eddie R. Hill, et al, on September 27, 2003 in the District Court for Craig County, Oklahoma. Plaintiffs are royalty owners who are alleging underpayment of royalties owed to them. Plaintiffs also allege, among other things, that Defendants have engaged in self-dealing, have breached their fiduciary duties to Plaintiffs and have acted fraudulently towards Plaintiffs. Plaintiffs also allege that the gathering fees and related charges imposed by Bluestem should not be deducted in paying royalties. Plaintiffs are seeking unspecified

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
actual and punitive damages as a result of the alleged conduct by the Defendants. Defendants intend to defend vigorously against these claims.
     STP, Quest Cherokee, QES and Bluestem, among others, have been named Defendants in a lawsuit (Case No. CJ-2005-143) by Plaintiffs John C. Kirkpatrick, et ux., in the District Court for Craig County, Oklahoma. Plaintiffs allege that Defendants sold natural gas from wells owned by the Plaintiffs without providing the requisite notice to Plaintiffs. Plaintiffs have also requested an accounting to determine if royalties have been properly paid and state, that if Plaintiffs have suffered any damages for failure to properly pay royalties, Plaintiffs have a right to recover those damages. Plaintiffs have further asserted claims of fraud, alleging generally that Defendants have failed to disclose all deductions taken from Defendants’ royalty, that Defendants took improper deductions, and that Defendants paid Plaintiffs based on an allocated rather than actual volume of production without disclosing the same to Plaintiffs. Plaintiffs have not quantified their alleged damages. Discovery is ongoing and Defendants intend to defend vigorously against these claims.
     Quest Cherokee and Bluestem were named as defendants in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying approximately 1,100 acres of that land and has drilled wells that produce coal bed methane gas on that land. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged conversion of the gas and seeks an accounting for all gas produced from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has asserted third party claims against the persons who entered into the gas leases with Quest Cherokee for breach of the warranty of title contained in their leases in the event that the court finds that Plaintiff owns the coal bed methane gas. The District Court granted Quest Cherokee’s motion for summary judgment, ruling that coal bed methane gas is owned by the owners of the gas rights. That ruling was appealed and the appeal is pending before the Kansas Supreme Court. Oral arguments were heard before the Kansas Supreme Court on December 4, 2007. A decision on the matter is currently expected during the first quarter of 2008.
     Quest Cherokee was named as a defendant in a lawsuit (Case No. CJ-06-07) filed by plaintiff Central Natural Resources, Inc. on January 17, 2006, in the District Court of Craig County, Oklahoma. Bluestem is not a party to this lawsuit. Central Natural Resources owns the coal underlying approximately 2,500 acres of land in Craig County, Oklahoma. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands, and has drilled and completed 20 wells that produce coal bed methane gas on those lands. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff seeks to quiet its alleged title to the coal bed methane and an accounting of the revenues from the coal bed methane gas produced by Quest Cherokee. Quest Cherokee contends it has valid leases from the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has answered the petition and discovery is ongoing. Quest Cherokee intends to defend vigorously against these claims.
     Quest Cherokee was named as a defendant in a lawsuit (Case No.05 CV 41) filed by Labette Energy, LLC in the district court of Labette County, Kansas. Plaintiff claims to own a 3.2 mile gas gathering pipeline in Labette County, Kansas, and that Quest Cherokee used that pipeline without plaintiff’s consent. Plaintiff also contends that the defendants slandered its alleged title to that pipeline and suffered damages from the cancellation of their proposed sale of that pipeline. Plaintiff claims that it was damaged in the amount of $202,375. Discovery in that case is ongoing and Quest Cherokee intends to defend vigorously against the plaintiff’s claims.
     Quest Cherokee is a defendant in several lawsuits in which the plaintiffs allege that certain of the oil and gas leases owned by Quest Cherokee are either invalid, have expired by their terms and/or have been forfeited by Quest Cherokee. The plaintiffs in those cases are generally seeking statutory damages of $100 per lease, attorneys fees, and a judicial declaration that Quest Cherokee’s leases have terminated. As of October 31, 2007, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,500 acres. Quest Cherokee contends that it has complied with the terms of these oil and gas leases and that they remain in full force and effect. Quest Cherokee intends to vigorously defend against the claims.
     Quest Cherokee was named in an Order to Show Cause issued by the Kansas Corporation Commission (the “KCC”) (KCC Docket No. 07-CONS-155-CSHO) filed on February 23, 2007. The KCC has ordered Quest Cherokee to demonstrate why it should not be held responsible for plugging 22 abandoned and unplugged oil wells on a gas lease owned and operated by Quest Cherokee in Wilson

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
County, Kansas. Quest Cherokee denies that it is legally responsible for plugging the wells in issue and intends to vigorously defend against the KCC’s claims.
     On August 3, 2007, certain alleged mineral and/or overriding royalty interests owners in land located in the Kansas portion of the Cherokee Basin filed a putative class action lawsuit against Quest Cherokee. Hugo Spieker, et al. v. Quest Cherokee, LLC, United States District Court for the District of Kansas, Case No. 07-1225-MLB. The named plaintiffs allege that Quest Cherokee has failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes of gas measured at the wellheads, by allocating certain expenses to plaintiffs’ interests, and by allocating more than the actual cost of the expenses. Plaintiffs allege that the amount in controversy exceed five million dollars. Quest Cherokee is in the process of investigating and evaluating the claims. Quest Cherokee denies any wrongdoing and intends to vigorously defend against the claims.
     The Predecessor, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Predecessor’s business, financial position or results of operations. Like other natural gas and oil producers and marketers, the Predecessor’s operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.
6. Financial Instruments and Hedging Activities
Natural Gas Hedging Activities
     The Predecessor seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps, collars and basis swaps. These contracts allow the Predecessor to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Predecessor will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the nine months ended September 30, 2006 and 2007, fixed-price contracts hedged 64.0% and 66.17%, respectively, of the Predecessor’s natural gas production. As of September 30, 2007, fixed-price contracts were in place to hedge 28.1 Bcf of estimated future natural gas production. Of this total volume, 2.7 Bcf are hedged for the fourth quarter of 2007 and 25.4 Bcf thereafter.
     For energy swap contracts, the Predecessor receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally a regional spot market index or in some cases, NYMEX future prices), to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Natural gas collars contain a fixed floor price (put) and ceiling price (call) (generally a regional spot market index or in some cases, NYMEX future prices). If the market price of natural gas exceeds the call strike price or falls below the put strike price, then the Predecessor receives the fixed price and pays the market price. If the market price of natural gas is between the call and the put strike price, then no payments are due from either party.
     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of September 30, 2007.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months
	Ending
	December 31,	Years Ending December 31,
	2007	2008	2009	2010	Total
	(dollars in thousands, except per MMBtu data)
Natural Gas Swaps:
Contract volumes (MMBtu)	593,000	2,332,000	9,999,000	6,000,000	18,924,000
Weighted average fixed price per MMBtu (1)	$7.20	$7.35	$7.85	$7.55	$7.67
Fixed-price sales	$4,272	$17,141	$78,451	$45,239	$145,103
Fair value, net	$282	$1,495	$5,265	$1,922	$8,964
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	2,125,000	7,028,000	—	—	9,153,000
Ceiling	2,125,000	7,028,000	—	—	9,153,000
Weighted average fixed price per MMBtu (1)
Floor	$6.63	$6.54	$—	$—	$6.57
Ceiling	$7.54	$7.54	$—	$—	$7.54
Fixed-price sales (2)	$14,087	$45,973	$—	$—	$60,060
Fair value, net	$463	$(1,608)	$—	$—	$(1,145)
Total Natural Gas Contracts(3):
Contract volumes (MMBtu)	2,718,000	9,360,000	9,999,000	6,000,000	28,077,000
Weighted average fixed price per MMBtu (1)	$6.75	$6.74	$7.85	$7.54	$7.31
Fixed-price sales (2)	$18,359	$63,114	$78,451	$45,239	$205,163
Fair value, net	$745	$(113)	$5,265	$1,922	$7,819

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

(3)	Does not include basis swaps with notional volumes by year, as follows: 2007: 305,000 MMBtu; 2008: 1,464,000 MMBtu.
     The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change.
     All fixed-price contracts have been approved by the Predecessor’s board of directors. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended September 30, 2006 and 2007, oil and gas sales included a loss of $3.7 million and a gain of $3.7 million, respectively, associated with realized gains and losses under fixed-price contracts. For the nine months ended September 30, 2006 and 2007, oil and gas sales included a loss of $4.4 million and a gain of $5.2 million, respectively, associated with realized gains and losses under fixed-price contracts.
     For fixed-price contracts qualifying as cash flow hedges, changes in fair value for volumes not yet settled are shown as adjustments to other comprehensive income. For those contracts not qualifying as cash flow hedges, changes in fair value for volumes not yet settled are recognized in change in derivative fair value in the statement of operations. The fair value of all fixed-price contracts are recorded as assets or liabilities in the balance sheet.
     Based upon market prices at September 30, 2007, the estimated amount of unrealized losses for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $1.2 million.
Interest Rate Hedging Activities
     At September 30, 2007, the Predecessor had no outstanding interest rate cap or swap agreements.
Change in Derivative Fair Value
     Change in derivative fair value in the statements of operations for the three and nine months ended September 30, 2006 and 2007 is comprised of the following:

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(dollars in thousands)
Change in fair value of derivatives not qualifying as cash flow hedges	$(1,330)	$4,748	$13,300	$3,329
Settlements due to ineffective cash flow hedges	—	—	(10,232)	—
Ineffective portion of derivatives qualifying as cash flow hedges	998	791	3,232	2,025

	$(332)	$5,539	$6,300	$5,354

     The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.
Credit Risk
     Energy swaps, collars and basis swaps provide for a net settlement due to or from the respective party as discussed previously. The counterparty to the derivative contracts is a major energy corporation. Should a counterparty default on a contract, there can be no assurance that the Predecessor would be able to enter into a new contract with a third party on terms comparable to the original contract. The Predecessor has not experienced non-performance by its counterparties.
     Cancellation or termination of a fixed-price contract would subject a greater portion of the Predecessor’s natural gas production to market prices, which, in a low price environment, could have an adverse effect on its future operating results. In addition, the associated carrying value of the derivative contract would be removed from the balance sheet.
Market Risk
     The differential between the floating price paid under each energy swap or collar contract and the price received at the wellhead for the Predecessor’s production is termed “basis” and is the result of differences in location, quality, contract terms, timing and other variables. For instance, some of the Predecessor’s fixed price contracts are tied to commodity prices on the New York Mercantile Exchange (“NYMEX”), that is, the Predecessor receives the fixed price amount stated in the contract and pays to its counterparty the current market price for gas as listed on the NYMEX. However, due to the geographic location of the Predecessor’s natural gas assets and the cost of transporting the natural gas to another market, the amount that the Predecessor receives when it actually sells its natural gas is generally based on the Southern Star Central TX/KS/OK (“Southern Star”) first of month index, with the remainder being sold based on the daily price on the Southern Star index. The difference between natural gas prices on the NYMEX and the price actually received by the Predecessor is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of the month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of the month index.
     The effective price realizations that result from the fixed-price contracts are affected by movements in this basis differential. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Predecessor’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Predecessor receiving a net price for its natural gas that is significantly below the price stated in the fixed price contract.
     Changes in future gains and losses to be realized in natural gas and oil sales upon cash settlements of fixed-price contracts as a result of changes in market prices for natural gas are expected to be offset by changes in the price received for hedged natural gas production.

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value of Financial Instruments
     The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Predecessor held as of December 31, 2006 and September 30, 2007 and the methods and assumptions used to estimate their fair value:

	December 31, 2006		September 30, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in thousands)
Derivative assets:
Interest rate swaps and caps	$197	$197	$—	$—
Basis swaps	$62	$62	$205	$205
Fixed-price natural gas swaps	$2,207	$2,207	$8,815	$8,815
Fixed-price natural gas collars	$13,111	$13,111	$6,963	$6,963
Derivative liabilities:
Basis swaps	$(377)	$(377)	$(57)	$(57)
Fixed-price natural gas collars	$(12,316)	$(12,316)	$(8,108)	$(8,108)
Credit facilities	$(225,000)	$(225,000)	$(250,000)	$(250,000)
Other financing agreements	$(569)	$(569)	$(176)	$(176)
     The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.
     The fair value of all derivative contracts as of December 31, 2006 and September 30, 2007 was based upon estimates determined by the Predecessor’s counter-parties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.
     Derivative assets and liabilities reflected as current in the September 30, 2007 balance sheet represent the estimated fair value of fixed-price contract and interest rate cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices in effect at the balance sheet date due to option time value. Since the Predecessor expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.
7. Asset Retirement Obligations
     The Predecessor has adopted SFAS 143, Accounting for Asset Retirement Obligations. The following table provides a roll forward of the asset retirement obligations for the three and nine months ended September 30, 2006 and 2007:

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	($ in thousands)
Asset retirement obligation beginning balance	$1,275	$1,546	$1,150	$1,410
Liabilities incurred	45	44	130	128
Liabilities settled	(2)	(2)	(5)	(5)
Accretion expense	24	31	67	86
Revisions in estimated cash flows	—	—	—	—

Asset retirement obligation ending balance	$1,342	$1,619	$1,342	$1,619

8. Subsequent Events
     In October 2007, the Predecessor entered into additional derivative contracts for 2008, 2009 and 2010. The Predecessor’s current schedule of derivative contracts for these years is as follows:

Hedge Summary
	Hedged Price
	Floor	Ceiling	Vol.(Mmcf)
2008
Southern Star Swap	$7.35	$7.35	2,332
Southern Star Collar	$8.00	$8.93	2,137
NYMEX Collar (1)	$4.50	$5.52	2,928
Southern Star Collar	$8.00	$9.02	1,963
NYMEX Swap	$7.88	$7.88	4,800
2008 Total			14,160
2009
Southern Star Swap	$7.82	$7.82	4,500
Southern Star Swap	$7.87	$7.87	4,500
Southern Star Swap	$7.85	$7.85	1,000
Southern Star Swap	$7.13	$7.13	2,630
2009 Total			12,630
2010
Southern Star Swap	$7.50	$7.50	4,000
Southern Star Swap	$7.615	$7.615	2,000
Southern Star Swap	$7.010	$7.010	4,000
Southern Star Swap	$7.010	$7.010	500
2010 Total			10,499

(1)	1,464 Bcf with basis lock @ $1.03 per mcf
9. Initial Public Offering
     On July 19, 2007, the Partnership filed a registration statement on Form S-1 with the SEC relating to its initial public offering of limited partner interests. On November 15, 2007, the Partnership closed the initial public offering of 9,100,000 of its common units at a price of $18.00 per common unit. Net proceeds after underwriting discounts, a structuring fee and offering costs from the sale of the common units were approximately $151.2 million. The common units sold in the Partnership’s initial public offering represented 42.1% of the limited partner interest. The Partnership’s common units began trading on the NASDAQ Global Market under the symbol, “QELP”, on November 9, 2007.
     Immediately prior to the closing of the Partnership’s initial public offering, Quest Resource and Quest Energy GP contributed their member interests in Quest Cherokee to the Partnership in exchange for Partnership general partner units and incentive

QUEST ENERGY PARTNERS, L.P. PREDECESSOR
CONDENSED NOTES TO CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
distribution rights in the case of Quest Energy GP and Partnership common units and subordinated units in the case of Quest Resource.
     Immediately following the Partnership’s initial public offering, the Partnership had outstanding a 2% general partner interest (by Quest Energy GP), incentive distribution rights (by Quest Energy GP), common units (the public and Quest Resource) and subordinated units (Quest Resource).
     Additionally, the Partnership entered into a number of agreements with QRC. Please read “Note 2 — Subsequent Events” to the balance sheet of Quest Energy Partners, L.P. for a description of all of the agreements. As part of these transactions, Quest Resource agreed to indemnify Quest Cherokee and the Partnership against any losses suffered or incurred by Quest Resource arising out of legal proceedings described in “Note 5 — Commitments and Contingencies”.
10. Related Party Transactions
          The Predecessor employs its own field employees and first level supervisor. The management level and general and administrative employees supporting the operations of the Predecessor are employees of Quest Energy Service, LLC. In addition to employee payroll-related expenses, QRC incurred general and administrative expenses related to leasing of office space and other corporate overhead type expenses during the period covered by these carve out financial statements. For purposes of deriving the accompanying carve out financial statements, a portion of the consolidated general and administrative and indirect lease operating overhead expenses reported for QRC, determined based on time and other costs required to properly manage the assets, has been allocated to the Predecessor and included in the accompanying carve out statements of Operations for each of the periods presented.
          Quest Resource controls Quest Midstream through its 85% ownership of Quest Midstream’s general partner and its ownership of approximately 35% of Quest Midstream’s limited partner interests. Quest Midstream owns and operates an over 1,800 mile gas gathering pipeline system in the Cherokee Basin. As discussed in “Note 2 — Subsequent Events” to the balance sheet of Quest Energy Partners, L.P., Quest Resource assigned all of its rights in that certain Midstream Services and Gas Dedication Agreement (“Midstream Services Agreement”) to the Partnership, effective November 15, 2007. Under the Midstream Services Agreement, Quest Midstream gathers and provides certain midstream services to the Partnership for all gas produced from the Partnership’s wells in the Cherokee Basin that are connected to Quest Midstream’s gathering system. The initial term of the Midstream Services Agreement expires on December 1, 2016, with two additional five-year renewal periods that may be exercised by either party upon 180 days’ notice. Under the Midstream Services Agreement, the Partnership pays Quest Midstream $0.50 per MMBtu of gas for gathering, dehydration and treating services and $1.10 per MMBtu of gas for compression services, subject to annual adjustment based on changes in gas prices and the producer price index. Such fees will never be reduced below the initial rates described above and are subject to renegotiation upon the exercise of each five-year extension period. Under the terms of some of the Cherokee Basin Operations gas leases, the Partnership may not be able to charge the full amount of these fees to royalty owners, which would increase the average fees per MMBtu that the Partnership effectively pays under the Midstream Services Agreement.
          Quest Midstream has an exclusive option for sixty days to connect to its gathering system all of the gas wells that the Partnership develops in the Cherokee Basin. In addition, Quest Midstream is required to connect to its gathering system, at its expense, any new gas wells that the Partnership completes in the Cherokee Basin if Quest Midstream would earn a specified internal rate of return from those wells. This rate of return is subject to renegotiation once after the fifth anniversary of the agreement and once during each renewal period at the election of either party. The Midstream Services Agreement also requires the drilling of a minimum of 750 new wells in the Cherokee Basin during the two year period ending December 1, 2008.
11. Restatement of Certain Carve Out Financial Statements
     In the previously issued carve out balance sheet as of December 31, 2006, cash was attributed to QRC rather than to the Predecessor. The carve out balance sheet as of December 31, 2006 has been restated to appropriately show cash at the Predecessor. When compared to the previously issued carve out balance sheet, cash increased by $21,334,000 and partners’ capital increased by the same amount on the restated carve out balance sheet as of December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of operations of Quest Energy Partners, L.P. Predecessor should be read in conjunction with our Prospectus and the carve out financial statements of Quest Energy Partners, L.P. Predecessor and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Business of Issuer
     We are a Delaware limited partnership formed in July 2007 by Quest Resource to acquire, exploit and develop oil and natural gas properties. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders at our initial distribution rate and, over time, to increase our quarterly cash distributions. Our operations are currently focused on the development of CBM in the Cherokee Basin.
     Our general partner is Quest Energy GP, LLC, a Delaware limited liability company, which is wholly owned by Quest Resource. On November 15, 2007, we completed the acquisition of our Predecessor and an initial public offering of 9,100,000 common units representing limited partner interests in us at $18.00 per unit (see Note 2 — “Subsequent Events” to our balance sheet). After the initial public offering, Quest Resource owns 3,201,521 common units, representing a 14.8% limited partner interest, and 8,857,981 subordinated units, representing a 41.0% limited partner interest, Quest Energy GP owns 431,827 general partner units, representing a 2% general partner interest, and the public unitholders own 9,100,000 common units, representing an aggregate 42.1% limited partner interest in us.
     In connection with the initial public offering, Quest Resource contributed to us the Partnership Properties, which include all of Quest Resource’s assets, liabilities and operations located in the Cherokee Basin. As of June 30, 2007, the total estimated net proved reserves of the Partnership Properties were 205.5 Bcfe, of which approximately 99% were CBM and 66% were classified as proved developed reserves. We believe we are the largest CBM producer in the Cherokee Basin with an average net daily production of 45.2 MMcfe for the nine months ended September 30, 2007. We conduct our operations through, and our operating assets are owned by, our subsidiaries. We own directly or indirectly all of the ownership interests in our operating subsidiaries.
Significant Developments During the Nine Months Ended September 30, 2007
     During the first nine months of 2007, Quest Energy Partners, L.P. Predecessor continued to be focused on drilling and completing new wells. Quest Energy Partners, L.P. Predecessor drilled 452 gross wells and completed the connection of 450 gross wells during this period. As of September 30, 2007, Quest Energy Partners, L.P. Predecessor had approximately 155 additional gas wells (gross) that it was in the process of completing and connecting to QRC’s gas gathering pipeline system.
     Quest Energy Partners, L.P. Predecessor also continued its program of re-completing its existing single seam wells into multi-seam wells (that is, opening up production of additional gas from different depths), which management anticipates will in the long term increase overall natural gas production. However, the re-completion program may in the short term negatively affect natural gas production as natural gas wells are taken off line for the re-completions and then undergo a period of “dewatering” after they are re-connected. During the first nine months of 2007, Quest Energy Partners, L.P. Predecessor completed 47 re-completions.
     Quest Energy Partners, L.P. Predecessor had a net increase in the total number of acres that it leases under natural gas leases of 30,941 acres (net) for the nine months ended September 30, 2007.
     On September 30, 2007, Quest Energy Partners, L.P. Predecessor’s average gross daily production was 62.4 MMcfe/d.
Results of Operations
     The following discussion of the results of operations and period-to-period comparisons presented below covers the historical results of Quest Energy Partners, L.P. Predecessor. This discussion should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto of Quest Energy Partners, L.P. Predecessor included in our Prospectus. Comparisons made between reporting periods herein are for the three and nine month periods ended September 30, 2006 as compared to the same period in 2007. Quest Energy Partners, L.P. Predecessor’s results of operations and period-to-period comparisons of results may not be indicative of our future results.

Three Months Ended September 30, 2006 and September 30, 2007
     Overview. The following table summarizes Quest Energy Partners, L.P. Predecessor’s results of operations for the three months ended September 30, 2006 and 2007.

	Three Months
	Ended
	September 30,		Increase/
	2006	2007	(Decrease)
	($ in thousands)
Oil and gas sales	$15,329	$28,494	$13,165	85.9%
Other revenue/(expense)	4	(5)	(9)	-225.0%
Operating expenses	12,154	14,749	2,595	21.4%
Depreciation, depletion and amortization	7,231	7,978	747	10.3%
General and administrative expenses	2,259	2,415	156	6.9%
Interest expense	4,970	7,665	2,695	54.3%
Change in derivative fair value	(332)	5,539	5,871	1,768.4%
     Production. The following table presents the primary components of Quest Energy Partners, L.P. Predecessor’s revenues, as well as the average costs per Mcfe, for the three months ended September 30, 2006 and 2007.

	Three Months
	Ended
	September 30,		Increase/
	2006	2007	(Decrease)
Production Data:
Total net production (MMcfe)	3,331	4,554	1,223	36.7%
Average daily net production (MMcfe/d)	36.21	49.50	13.29	36.7%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$5.67	$5.43	$(0.24)	-4.2%
Including hedges	4.56	6.24	1.68	36.8%
Average Unit Costs per Mcfe:
Production costs	$3.41	$3.24	$(0.17)	-5.0%
Depreciation, depletion and amortization	2.17	1.75	(0.42)	-19.3%
General and administrative expenses	0.68	0.53	(0.15)	-22.1%
     Oil and Gas Sales. Oil and gas sales were $28.5 million for the three months ended September 30, 2007 compared to $15.3 million for the three months ended September 30, 2006, an increase of $13.2 million, or 85.9%. The increase in oil and gas sales for the three months ended September 30, 2007 was the result of a 36.7% increase in sales volumes that was achieved by the addition of more producing wells and an increase in natural gas prices between periods, which was partially offset by the natural decline in production from older gas wells.
     The additional wells contributed to the production of 4,544,000 net Mcf of gas for the three months ended September 30, 2007, as compared to 3,331,000 net Mcf produced in the same quarter last year. Quest Energy Partners, L.P. Predecessor’s product prices on an equivalent basis (Mcfe) decreased from $5.67 per Mcfe on average for the three months ended September 30, 2006 to $5.43 per Mcfe on average for the three months ended September 30, 2007.
     Other Revenue/(Expense). Other expense for the three months ended September 30, 2007 was $5,000 as compared to other revenue of $4,000 for the three-month period ended September 30, 2006.
     Operating Expenses. Operating expenses, which consist of oil and gas production costs and transportation expense, were $14.7 million for the three months ended September 30, 2007, as compared to $12.2 million for the three months ended September 30, 2006, an increase of $2.6 million, or 21.4%. Oil and gas production costs were $7.3 million for the three months ended September 30, 2007, as compared to $6.2 million for the three months ended September 30, 2006, an increase of $1.0 million or 16.6%. Lease operating costs per Mcfe, inclusive of gross production and ad valorem taxes were $1.60 per Mcfe for the three months ended September 30, 2007 as compared to $1.87 for the nine months ended September 30, 2006. Production costs, excluding gross production tax and ad valorem tax, per Mcfe for the three months ended September 30, 2007, decreased to $1.20 per Mcfe as compared to $1.31 per Mcfe for the three months ended September 30, 2006. The lease operating cost per Mcfe decreased due to reductions in several cost categories, including chemical treatment and third party service units.
     Transportation expense increased by approximately 26.4% from $5.9 million for the three months ended September 30, 2006 to $7.5 million for the three months ended September 30, 2007. Transportation expense per Mcf for the three months ended September 30, 2007 and 2006 were $1.61 per Mcf and $1.53 per Mcf, respectively. This increase resulted from the midstream services agreement with Quest Midstream that became effective December 1, 2006, which provided for a fixed transportation fee that was higher than the fees in the year earlier period.
     Depreciation, Depletion and Amortization. For the three months ended September 30, 2007, depreciation, depletion and amortization increased to $8.0 million as compared to $7.2 million for the three months ended September 30, 2006. The increase in depreciation, depletion and amortization is a result of the increased number of producing wells developed and the higher volumes of gas and oil produced.
     General and Administrative Expenses. General and administrative expenses increased from $2.3 million for the three months ended September 30, 2006 to $2.4 million for the three months ended September 30, 2007, an increase of $0.1 million, or 6.9%.
     Interest Expense. Interest expense was $7.7 million for the three months ended September 30, 2007 as compared to $5.0 million for the three months ended September 30, 2006, an increase of $2.7 million, or 54.3%. This increase was due to an increase in our outstanding borrowings related to equipment, development and leasehold expenditures and higher average interest rates.
     Change in Derivative Fair Value. Change in derivative fair value was a non-cash gain of $5.5 million for the three months ended September 30, 2007, which included a $4.7 million gain attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $791,000 relating to hedge ineffectiveness. Change in derivative fair value was a non-cash loss of $332,000 for the three months ended September 30, 2006, which included a $1.3 million loss attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $998,000 relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007
     Overview. The following table summarizes Quest Energy Partners, L.P. Predecessor’s results of operations for the nine months ended September 30, 2006 and 2007.

	Nine Months
	Ended
	September 30,		Increase/
	2006	2007	(Decrease)
	($ in thousands)
Oil and gas sales	$49,115	$81,910	$32,795	66.8%
Other revenue/(expense)	(63)	(37)	26	41.3%
Operating expenses	25,143	42,886	17,743	70.6%
Depreciation, depletion and amortization	18,911	22,041	3,130	16.6%
General and administrative expenses	5,473	8,261	2,788	50.9%
Interest expense	11,404	21,825	10,421	91.4%
Change in derivative fair value	6,300	5,354	(946)	-15.0%
     Production. The following table presents the primary components of Quest Energy Partners, L.P. Predecessor’s revenues, as well as the average costs per Mcfe, for the nine months ended September 30, 2006 and 2007.

	Nine Months
	Ended
	September 30,		Increase/
	2006	2007	(Decrease)
Production Data:
Total net production (MMcfe)	8,718	12,338	3,620	40.6%
Average daily net production (MMcfe/d)	31.93	45.19	13.26	41.5%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$6.08	$6.21	$0.13	2.0%
Including hedges	4.40	6.61	2.21	50.6%
Average Unit Costs per Mcfe:
Production costs	$3.04	$3.48	$0.43	14.3%
Depreciation, depletion and amortization	2.17	1.79	(0.38)	-17.6%
General and administrative expenses	0.63	0.67	0.04	6.3%
     Oil and Gas Sales. Oil and gas sales were $81.9 million for the nine months ended September 30, 2007 compared to $49.1 million for the nine months ended September 30, 2006, an increase of $32.8 million, or 66.8%. The increase in oil and gas sales for the nine months ended September 30, 2007 resulted from a 40.6% increase in sales volumes that was achieved by the addition of more producing wells, which was partially offset by the natural decline in production from older gas wells.
     The additional wells contributed to the production of 12,338,000 net Mcf of gas for the nine months ended September 30, 2007, as compared to 8,718,000 net Mcf produced in the same nine month period last year. Quest Energy Partners, L.P. Predecessor’s product prices on an equivalent basis (Mcfe) increased from $6.08 per Mcfe on average for the nine months ended September 30, 2006 to $6.21 per Mcfe on average for the nine months ended September 30, 2007.
     Other Expense. Other expense for the nine months ended September 30, 2007 was $37,000 as compared to other expense of $63,000 for the nine-month period ended September 30, 2006. The decrease is due to a reduction in overhead and pumper charges.
     Operating Expenses. Operating expenses, which consist of oil and gas production costs and transportation expense, were $42.9 million for the nine months ended September 30, 2007, as compared to $25.1 million for the nine months ended September 30, 2006, an increase of $17.7 million, or 70.6%. Oil and gas production costs were $22.2 million for the nine months ended September 30,

2007, as compared to $14.1 million for the nine months ended September 30, 2006, an increase of $8.1 million, or 57%. This increase was partially due to increased lease operating costs per Mcfe, inclusive of gross production and ad valorem taxes, which were $1.80 per Mcfe, for the nine months ended September 30, 2007 as compared to $1.70 per Mcfe for the nine months ended September 30, 2006. Production costs excluding gross production tax and ad valorem tax, per Mcfe for the nine months ended September 30, 2007 increased to $1.31 per Mcfe as compared to $1.23 per Mcfe for the nine months ended September 30, 2006. This increase was due to a number of factors, including: winter weather and excessively wet spring and summer weather conditions (including flooding) that resulted in a larger percentage of the field labor force being charged to operating expense as compared to capital expenditures, Quest Energy Partners, L.P. Predecessor’s increased development program, an increase in wage rates due to a tight labor market for skilled workers in the Cherokee Basin, an increase in well repairs, utilities and fuel costs due to the increase in the number of wells being operated, an increase in energy and raw material costs.
     Transportation expense increased by approximately 86% from $11.1 million for the nine months ended September 30, 2006 to $20.6 million for the nine months ended September 30, 2007. Transportation expense per Mcf for the nine months ended September 30, 2007 increased to $1.67 per Mcf as compared to $1.34 per Mcf for the nine months ended September 30, 2006. This increase resulted from the midstream services agreement with Quest Midstream that became effective December 1, 2006, which provided for a fixed transportation fee that was higher than the fees in the year earlier period.
     Depreciation, Depletion and Amortization. For the nine months ended September 30, 2007, depreciation, depletion and amortization increased to $22.0 million as compared to $18.9 million for the nine months ended September 30, 2006. The increase in depreciation, depletion and amortization is a result of the increased number of producing wells developed and the higher volumes of gas and oil produced.
     General and Administrative Expenses. General and administrative expenses increased from $5.5 million for the nine months ended September 30, 2006 to $8.3 million for the nine months ended September 30, 2007, an increase of $2.8 million, or 50.9%. This increase resulted primarily from a non-cash charge of approximately $1.8 million for amortization of equity incentive awards. The remainder of the increase is due to an increase in staff personnel, legal, accounting and professional fees related to the increased size and complexity of our operations.
     Interest Expense. Interest expense was $21.8 million for the nine months ended September 30, 2007 as compared to $11.4 million for the nine months ended September 30, 2006, an increase of $10.4 million, or 91.4%. This increase was due to an increase in our outstanding borrowings related to equipment, development and leasehold expenditures and higher average interest rates.
     Change in Derivative Fair Value. Change in derivative fair value was a non-cash gain of $5.4 million for the nine months ended September 30, 2007, which included a $3.3 million gain attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $2.0 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash gain of $6.3 million for the nine months ended September 30, 2006, which included a $13.3 million gain attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133, a $10.2 million loss due to the contracts not qualifying for hedge accounting treatment, and a gain of $3.2 million relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.
Liquidity and Capital Resources
Liquidity
     Our primary sources of liquidity are cash generated from our operations, amounts available under our revolving credit facility and funds from future private and public equity and debt offerings. In connection with the closing of our initial public offering, Quest Cherokee, our principal operating subsidiary entered into a new 5-year $250 million revolving credit agreement, with an initial borrowing base of $160.0 million, with a syndicate of financial institutions. As of December 1, 2007, we had $84 million borrowed under our revolving credit facility. Please read Note 2 to our balance sheets included in this report for additional information regarding our revolving credit facility, including a description of the financial covenants contained in our revolving credit facility.
     Our partnership agreement requires that we distribute our available cash. In making cash distributions, our general partner will attempt to avoid large variations in the amount we distribute from quarter to quarter. In order to facilitate this, our partnership agreement permits our general partner to establish cash reserves to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions.
     Because of the seasonal nature of gas and oil, we may make short-term working capital borrowings in order to level out our distributions during the year. In addition, a substantial portion of our production is hedged. We are generally required to settle our commodity hedges on either the 5th or 25th day of each month. As is typical in the gas and oil and gas business, we do not generally receive the proceeds from the sale of the hedged production around the 25th day of the following month. As a result, when gas and oil prices increase and are above the prices fixed in our derivative contracts, we will be required to pay the hedge counterparty the difference between the fixed price in the hedge and the market price before we receive the proceeds from the sale of the hedged production. If this were to occur, we may make working capital borrowings to fund our distributions. Because we will distribute our available cash, we will not have those amounts available to reinvest in our business to increase our reserves and production. Because we will distribute a substantial amount of our cash flows (after making principal and interest payments on our indebtedness) rather than reinvest those cash flows in our business, we may not grow as quickly as other companies or at all.
Future Capital Expenditures
     During 2007, we intend to focus on drilling and completing up to 558 new wells. We also currently intend to drill approximately 325 wells during 2008. Management currently estimates that it will require for 2007 and 2008 capital investments of:
•	$76.0 million and $49.5 million, respectively, to drill and complete these wells and recomplete an estimated 80 gross wells in the Cherokee Basin; and

•	$37.0 million and $29.0 million, respectively, for acreage, equipment and vehicle replacement and purchases and salt water disposal facilities in the Cherokee Basin.
     Our Predecessor’s capital expenditures have consisted primarily of, and we anticipate that our capital requirements will continue to consist of, the following:
•	maintenance capital expenditures, which are those capital expenditures required to maintain our production levels and asset base over the long term; and

•	expansion capital expenditures, which are those capital expenditures that we expect will increase our production of our gas and oil properties or our asset base over the long term.
     In estimating the minimum amount of Adjusted EBITDA that we must generate to pay our minimum quarterly distribution to our unitholders for the twelve months ending December 31, 2008, we have assumed that our capital expenditure budget for the twelve months ending December 31, 2008 will be approximately $78.5 million, consisting of approximately $22.0 million in maintenance capital expenditures and $56.5 million in expansion capital expenditures. In general, we intend to finance future maintenance capital expenditures generally from cash flow from operations and expansion capital expenditures generally with borrowings under our revolving credit facility and/or the issuance of debt or equity.
     In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we would reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means.
     We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our revolving credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and maintain our pipeline volumes. Please read Note 2 to our financial statements included in this report for a description of the financial covenants contained in our revolving credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.
Cash Flows
     Cash Flows from Operating Activities. Net cash provided by operating activities totaled $22.5 million for the nine months ended September 30, 2007 as compared to net cash provided by operations of $21.4 million for the nine months ended September 30, 2006.

This increase resulted from a change in derivative fair value, an increase in accounts receivable and accounts payable and an increase in revenue payable and other receivables.
     Cash Flows Used in Investing Activities. Net cash used in investing activities totaled $75.5 million for the nine months ended September 30, 2007 as compared to $99.4 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, a total of approximately $75.5 million of capital expenditures was invested as follows: $65.7 million was invested in new natural gas wells and properties, $5.1 million in acquiring leasehold and $4.8 million in other additional capital items.
     Cash Flows from Financing Activities. Net cash provided by financing activities totaled $48.9 million for the nine months ended September 30, 2007 as compared to $91.1 million for the nine months ended September 30, 2006, and related to the financing of capital expenditures. The decrease in cash provided from financing activities was due primarily to a $25 million increase in borrowings under the Quest Cherokee credit facilities for the nine months ended September 30, 2007 compared to a $100 million increase under the Quest Cherokee credit facilities during the nine months ended September 30, 2006.
Contractual Obligations
     Future payments due on our contractual obligations as of September 30, 2007 are as follows:

	Total	2007	2008-2009	2010-2011	thereafter
	($ in thousands)
Quest Resource Term Notes (1)	$225,000	$—	$—	$150,000	$75,000
Quest Resource Revolver (1)(2)	25,000	—	—	—	25,000
Interest payment Obligation (1)(3)	113,397	6,730	53,794	47,551	5,322
Asset retirement obligation	1,619	—	—	—	1,619
Drilling contractor	5,952	1,711	4,241
Notes payable	176	122	34	12	8
Lease obligations	6,950	219	1,665	1,465	3,601
Derivatives	8,165	6,098	2,067	—	—

Total	$386,259	$14,880	$61,801	$199,028	$110,550

(1)	Quest Resource indebtedness was repaid on November 15, 2007 at the closing of our initial public offering with $75 million of borrowings under our new revolving credit facility (which is described elsewhere in this report), the net proceeds from our initial public offering and borrowings under Quest Resource’s new credit facility.

(2)	$50 million revolving credit facility of Quest Resource that matures on November 14, 2010. As of September 30, 2007, $25 million was borrowed under this facility.

(3)	The interest payment obligation was computed using the LIBOR interest rate as of September 30, 2007. If the interest rate were to change 1%, then the interest payment obligation would change by $10.4 million.
Off-Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.
Critical Accounting Policies and Estimates
     Our critical accounting policies and the use of estimates are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Prospectus. There have been no significant changes with respect to these policies and estimates since the date of these Prospectus.
Recently Issued Accounting Standards
     For information regarding recent accounting developments that may affect our future financial statements, see Note 3 of the Notes to Carve Out Financial Statements included in Item 1 of this Quarterly Report.

Forward-looking Information
     This quarterly report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:
•	the volatility of gas and oil prices;

•	discovery, estimation, development and replacement of gas and oil reserves;

•	cash flow, liquidity and financial condition;

•	business and financial strategy;

•	amount, nature and timing of capital expenditures, including future development costs;

•	availability and terms of capital;

•	timing and amount of future production of gas and oil;

•	availability of drilling and production equipment, labor and other services;

•	operating costs and other expenses;

•	prospect development and property acquisitions;

•	marketing of gas and oil;

•	competition in the gas and oil industry;

•	the impact of weather and the occurrence of natural disasters such as fires;

•	governmental regulation of the gas and oil industry;

•	developments in oil-producing and gas-producing countries; and

•	strategic plans, expectations and objectives for future operations.
     All of these types of statements, other than statements of historical fact included in this report, are forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “pursue,” “target” or “continue” or the negative of such terms or other comparable terminology.
     The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed in the “Risk Factors” section of the Prospectus. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     See Note 6 to Quest Energy Partners, L.P. Predecessor’s carve out financial statements which are included elsewhere in this report and incorporated by reference.
Item 4. Controls and Procedures
     Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 1, Note 5 to Quest Energy Partners, L.P. Predecessor’s carve out financial statements entitled “Commitments and Contingencies”, which is incorporated herein by reference.
     In addition, from time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes to the Risk Factors disclosed in our Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 7, 2007, the SEC declared effective our registration statement on Form S-1 (File No. 333-144716) relating to our initial public offering. The registration statement registered the sale of up to $211,312,500 of our Common Units. On November 8, 2007, we priced an initial public offering of 9,100,000 Common Units at $18.00 per unit, or $16.83 per unit after payment of the underwriting discount, which closed on November 15, 2007. Total proceeds from the sale of the Common Units were $163.8 million, before underwriting discounts, a structuring fee and offering discounts of $11.0 million and estimated expenses of $1.5 million. Wachovia Capital Markets, LLC, RBC Capital Markets Corporation, Friedman, Billings, Ramsey & Co., Inc., Oppenheimer & Co. Inc., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC were the underwriters to our offering. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our ordinary shares or other affiliates of ours.
     We used the net proceeds of $151.2 million from our initial public offering to repay outstanding indebtedness of which Quest Resource was a co-borrower, and therefore, may be deemed to have been indirectly paid to Quest Resource Corporation. Except for the foregoing, none of the net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

     The underwriters did not exercise their option to acquire up to an additional 1,365,000 common units to cover overallotments and the option expired on December 15, 2007. Upon completion of our initial public offering, there are no additional common units available for sale under the registration statement on Form S-1.
Item 3. Default Upon Senior Securities
     None.
Item 4. Submission of Matters to Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of December, 2007.

QUEST ENERGY PARTNERS, L.P. By: Quest Energy GP, LLC, its general partner
By:	/s/ Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

By:	/s/ David E. Grose
David E. Grose
Chief Financial Officer