Form 10-K
period 2007-12-31
Quest Energy Partners, L.P.
filed 2008-03-31
CIK 1407185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-33787
QUEST ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0518546 (I.R.S. Employer Identification No.)

210 Park Avenue, Suite 2750 Oklahoma City, OK (Address of principal executive offices)	73102 (Zip Code)

(405) 600-7704
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units representing limited partner interests	Nasdaq Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The registrant’s common units were not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common units of the registrant held by non-affiliates computed by reference to the $14.55 closing price of such common units on March 25, 2008, was approximately $132,405,000. As of March 25, 2008, the registrant had 12,301,521 common units and 8,857,981 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GUIDE TO READING THIS REPORT

As used in this report, unless we indicate otherwise:

•	when we use the terms “Quest Energy Partners,” “the Partnership,” “Successor”, “our,” “we,” “us” and similar terms in a historical context prior to November 15, 2007, we are referring to Predecessor, and when we use such terms in a historical context on or after November 15, 2007, in the present tense or prospectively, we are referring to Quest Energy Partners, L.P. and its subsidiaries;

•	when we use the term “Predecessor,” we are referring to the assets, liabilities and operations of our Parent located in the Cherokee Basin (other than its midstream assets), which our Parent contributed to us at the completion of our initial public offering on November 15, 2007;

•	when we use the terms “Quest Energy GP” or “our general partner,” we are referring to Quest Energy GP, LLC, our general partner;

•	when we use the term “our Parent,” we are referring to Quest Resource Corporation (Nasdaq: QRCP), the owner of our general partner, and its subsidiaries (other than us); and

•	when we use the term “Quest Midstream,” we are referring to Quest Midstream Partners, L.P. and its subsidiaries.

In this report we also use some oil and natural gas industry terms that are defined under the caption “Glossary of Selected Terms” at the end of Items 1 and 2 of this report.

PART I

Items 1. and 2.	Business and Properties.

Overview

We are a Delaware limited partnership formed in July 2007 by our Parent to acquire, exploit and develop oil and natural gas properties. Effective November 15, 2007, we consummated the initial public offering of our common units and acquired the gas and oil properties contributed to us by our Parent in connection with that offering. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders at our initial distribution rate and, over time, to increase our quarterly cash distributions. Our operations currently are focused on the development of coal bed methane, or CBM, in a 15-county region in southeastern Kansas and northeastern Oklahoma, referred to in this report as the “Cherokee Basin.” In addition to our producing properties, we have a significant inventory of potential drilling locations and acreage in the Cherokee Basin that we believe will allow us to grow our reserves and production over time.

We operate in one reportable segment engaged in the exploitation, development and production of gas and oil properties. As of December 31, 2007, our properties had 211.1 Bcfe of estimated net proved reserves, of which approximately 99% were CBM and 66.9% were proved developed. We operate over 99% of our existing wells, with an average net working interest of 99% and an average net revenue interest of approximately 82%. We believe we are the largest producer of natural gas in the Cherokee Basin with an average net daily production of 46.7 Mmcfe for the year ended December 31, 2007. Our estimated net proved reserves at December 31, 2007 had estimated future net revenues discounted at 10%, which we refer to as the “standardized measure,” of $322.5 million. Our reserves are long-lived, with an average proved reserve-to-production ratio of 12.3 years (8.12 years for our proved developed properties) as of December 31, 2007. Our typical Cherokee Basin CBM well has a predictable production profile and a standard economic life of approximately 15 years.

We have entered into derivative contracts with respect to approximately 80% of our estimated net production from proved developed producing reserves through the fourth quarter of 2010. The derivative contracts for 2008 cover approximately 58% of our total estimated net production for 2008. We also intend to diversify our operations by pursuing accretive acquisitions of conventional and unconventional gas and oil assets outside the Cherokee Basin.

As of December 31, 2007, we were operating approximately 2,254 gross gas wells, of which over 90% were multi-seam wells, and 29 gross oil wells. As of December 31, 2007, we owned the development rights to approximately 558,190 net acres throughout the Cherokee Basin and had only developed approximately 52% of our acreage. For 2008, we have budgeted approximately $41.0 million to drill and complete an estimated 325 gross wells and recomplete an estimated 52 gross wells, as well as an additional $37.5 million for acreage, equipment and vehicle replacement and purchases and salt water disposal facilities. Our recompletions generally consist of converting wells that were originally completed with single seam completions into multi-seam completions, which allows us to produce additional gas from different levels. We expect to drill and connect 325 wells in 2008. At this time, we have identified our drilling locations for 2008 and many of these wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2007 reserve report. As of December 31, 2007, our undeveloped acreage contained approximately 2,100 gross CBM drilling locations, of which approximately 800 were classified as proved undeveloped. Over 99% of the CBM wells that have been drilled on our acreage to date have been successful. Our Cherokee Basin acreage is currently being developed utilizing primarily 160-acre spacing. However, several of our competitors are currently developing their CBM reserves in the Cherokee Basin on 80-acre spacing. We are currently conducting a pilot program to test the development of a portion of our acreage using 80-acre spacing. If our pilot project is successful, we could significantly increase the number of CBM drilling locations which are present on our acreage. None of our acreage or producing wells is associated with coal mining operations.

As of December 31, 2007, we had an inventory of approximately 212 drilled CBM wells awaiting connection to the gathering system of our affiliate, Quest Midstream. It is our intention to focus on the development of CBM reserves that can be immediately served by Quest Midstream’s gathering system.

The following chart reflects our organizational structure.

Recent Developments

Our Formation and IPO.  In July 2007, our Parent formed us to acquire, exploit and develop oil and natural gas properties. On November 15, 2007, our Parent transferred Quest Cherokee, LLC (which owned all of its Cherokee Basin gas and oil leases) and Quest Cherokee Oilfield Service, LLC (which owned all of its Cherokee Basin field equipment and vehicles) to us in exchange for 3,201,521 common units and 8,857,981 subordinated units and a 2% general partner interest. Also on November 15, 2007, we completed our initial public offering of 9,100,000 common units at $18.00 per unit, or $16.83 per unit after payment of the underwriting discount (excluding a structuring fee). Total proceeds from the sale of our common units in the initial public offering were $163.8 million, before underwriting discounts, a structuring fee and offering costs, of approximately $10.6 million, $0.4 million and $1.5 million, respectively. On November 9, 2007, our common units began trading on the NASDAQ Global Market under the symbol “QELP.”

Quest Energy GP, our general partner, was formed in July 2007. Quest Energy GP is a wholly-owned subsidiary of our Parent. Quest Energy GP owns 431,827 general partner units representing a 2% general partner interest in us and all of the incentive distribution rights. For more information regarding our initial public offering and related transactions, see our Current Reports on Form 8-K filed November 9 and November 21, 2007.

New Credit Agreement.  In connection with the closing of our initial public offering, on November 15, 2007, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), as a guarantor, with our wholly-owned subsidiary, Quest Cherokee, as the borrower, our Parent, as the initial co-borrower, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto. Our Parent and Quest Cherokee had previously been parties to the following credit agreements with Guggenheim Corporate Funding, LLC (“Guggenheim”): (i) Amended and Restated Senior Credit Agreement, dated February 7, 2006, as amended; (ii) Amended and Restated Second Lien Term Loan Agreement, dated June 9, 2006, as amended; and (iii) Third Lien Term Loan Agreement, dated June 9, 2006, as amended (collectively, the “Prior Credit Agreements”). Guggenheim and the lenders under the Prior Credit Agreements assigned all of their interests and rights (other than certain excepted interests and rights) in the Prior Credit Agreements to RBC and the new lenders under the Credit Agreement pursuant to a Loan Transfer Agreement, dated November 15, 2007, by and among Quest Cherokee, our Parent, certain of our Parent’s subsidiaries, Guggenheim, Wells Fargo Foothill, Inc., the lenders under the Prior Credit Agreements and RBC. The Credit Agreement amended and restated the Prior Credit Agreements in their entirety.

The credit facility under the Credit Agreement consists of a five-year $250 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by RBC and the lenders every six months taking into account the value of Quest Cherokee’s proved reserves. In addition, Quest Cherokee and RBC each have the right to initiate a redetermination of the borrowing base between each six-month redetermination. As of December 31, 2007, the borrowing base was $160 million, and the amount borrowed under the Credit Agreement was $94 million. At the closing of our initial public offering, our Parent was released as a borrower under the Credit Agreement.

For more information regarding the Credit Agreement, see Note 4. Long-Term Debt to the financial statements included in this Form 10-K.

Acquisition of Oil Producing Properties.  In early February 2008, we purchased 1,200 acres in Seminole County, Oklahoma from Landmark Energy for $9.5 million. We reduced our land budget for 2008 in a similar amount to retain our total capital budget unchanged. The oil producing properties have estimated reserves of 712,000 Bbl, all of which are proved developed producing.

Business Strategies

Our primary business objective is to make quarterly cash distributions to our unitholders at our initial distribution rate, and over time increase our quarterly cash distributions. Our strategy for achieving this objective is to:

•	Efficiently control the drilling and development of our acreage position in the Cherokee Basin;

•	Accumulate additional acreage in the Cherokee Basin in areas where management believes the most attractive development opportunities exist;

•	Pursue selected strategic acquisitions in the Cherokee Basin that would add attractive development opportunities and critical gas gathering infrastructure;

•	Maintain operational control over our assets whenever possible; and

•	Limit our reliance on third party contractors with respect to the completion, stimulation and connection of our wells.

Competitive Strengths

We believe that we are well positioned to achieve our primary business objective and to execute our strategies because of the following competitive strengths:

•	Experienced management. Key members of our executive management and technical teams have on average more than 20 years of experience developing conventional and unconventional oil and natural gas fields in the United States. Several have been developing CBM in the Cherokee Basin since 1995.

•	Low geological risk. The coal seams from which we produce CBM are notable for their consistent thickness and gas content. In addition, extensive drilling dating back 60 to 80 years for the development of oil reserves in the Cherokee Basin gives us access to substantial information related to the coal seams we target. Over 100,000 well bores have penetrated the Cherokee Basin since the 1920s. Data available from the drilling records of these wells allows us to determine the aerial extent, thickness and relative permeability of the coal seams we target for development, which greatly reduces its dry hole risk.

•	High rate of drilling success. Over 99% of the CBM wells that have been drilled on our acreage have been, or are capable of being, completed as economic producers.

•	Expertise in Cherokee Basin geology. We have spent several years conducting technical research on historical data related to the development of the Cherokee Basin. From this analysis, we believe we have determined where the most attractive opportunities for CBM development exist within the basin.

•	Large acreage position and inventory of drilling sites. We have the right to develop 558,190 net CBM acres in the Cherokee Basin. As of December 31, 2007, our acreage was approximately 51.6% developed and offered approximately 2,100 gross CBM drilling locations, of which approximately 800 were classified as proved undeveloped.

•	Availability of significant quantities of low cost acreage. Presently, several hundred thousand acres of unleased CBM acreage are available in the Cherokee Basin. We believe this acreage generally can be leased for an amount less than acreage in other basins. These circumstances afford us the opportunity to sustain long-term organic growth by adding undeveloped acreage and CBM drilling locations at a reasonable cost.

•	Competitive advantage of our gas gathering agreement. Our gas gathering agreement with Quest Midstream represents a competitive advantage compared to third parties seeking to lease acreage that is readily served by the system. The gathering fee that Quest Midstream receives for gathering our gas is determined annually compared to a volume take allowance of up to 30% before royalties for third party operators in the basin. This not only makes development economics less attractive for third party operators to lease land served by the system, it also makes us a more attractive lessee for landowners. The vast geographic extent of Quest Midstream’s gas gathering system together with our large land position makes it unattractive for third parties to lease proximate acreage and build duplicate gas gathering facilities.

•	Attractive geological characteristics of Cherokee Basin CBM. Compared to some other basins in the United States where CBM is produced, CBM production in the Cherokee Basin has distinct economic advantages. First, the coal seams in the Cherokee Basin are relatively more permeable and thus tend to produce at a faster rate. This results in a shorter reserve life, the need to drill fewer wells, a faster payout period and a higher present value of reserves. Second, Cherokee Basin coal seams produce relatively less water than coal seams in some other basins. Cherokee Basin CBM wells produce gas immediately, have a shorter dewatering period, and produce less water overall than CBM wells in some other basins.

•	Predictable results of our CBM wells. Our CBM wells in the Cherokee Basin have highly consistent behavior in terms of recoverable reserves, production rates and decline curves, which results in lower development risk.

•	Concentrated ownership and operational control. We own 100% of the working interest in over 95% of the wells in which we have ownership. As a result of this ownership position, we operate substantially all of the wells in which we own an economic interest.

•	Long-lived reserves. Our average proved reserve-to-production ratio is 8.12 years for our proved developed properties based on our reserves as of December 31, 2007 and production (17.15 Bcfe) for the year ended December 31, 2007. Based on our current rate of new well development and current undeveloped acreage, we estimate that it would take approximately 6.34 years to fully develop our existing acreage. In addition, the standard economic life of our typical Cherokee Basin well is approximately 15 years. We believe this long reserve life reduces the reinvestment risk associated with the Company’s asset base.

Our Relationship with Our Parent

One of our principal attributes is our relationship with our Parent, which is an independent energy company engaged in the exploration, development and production of gas and oil and related midstream activities. Our Parent controls us through its ownership of our general partner, which owns a 2% general partner interest in us as well as all of the incentive distribution rights. Our Parent also owns 3,201,521 common units and 8,857,981 subordinated units representing an aggregate 57% limited partner interest in us.

In connection with our initial public offering, we entered into the following agreements with our Parent:

Omnibus Agreement.  We, our general partner, and our Parent entered into an Omnibus Agreement, which governs our Parent’s and its affiliates relationship with us regarding the following matters:

•	reimbursement of certain insurance, operating and general and administrative expenses incurred on our behalf;

•	indemnification for certain environmental liabilities, tax liabilities, tax defects and other losses in connection with assets;

•	a license for the use of the Quest name and mark; and

•	our right to purchase from our Parent and its affiliates certain assets that they acquire within the Cherokee Basin.

Our Parent’s maximum liability for its environmental indemnification obligations will not exceed $5 million, and it will not have any indemnification obligation for environmental claims or title defects until our aggregate losses exceed $500,000.

Management Agreement.  We, our general partner, and Quest Energy Service, LLC, our Parent’s wholly-owned subsidiary (“Quest Energy Service”), entered into a Management Services Agreement, under which Quest Energy Service will perform acquisition services and general and administrative services, such as accounting, finance, tax, property management, risk management, land, marketing, legal and engineering to us, as directed by our general partner, for which we will reimburse Quest Energy Service on a monthly basis for the reasonable costs of the services provided.

While our relationship with our Parent may benefit us, it is also a source of potential conflicts of interest. Our Parent currently owns approximately 22,700 net undeveloped acres located in the States of Texas, Maryland, New Mexico and Pennsylvania. Part of our Parent’s strategy is to acquire additional acreage in areas without proved gas and oil reserves and to conduct exploration activities on its existing properties and any other properties acquired in the future. Our Parent currently intends to focus its exploration activities on areas with potential for producing unconventional gas.

For example, on February 6, 2008, our Parent entered into an amended and restated merger agreement with Pinnacle Gas Resources, Inc. or “Pinnacle” to acquire Pinnacle. Pinnacle is an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves and focuses on the development of CBM properties located in the Rocky Mountain Region. Pinnacle currently conducts its operations in the Powder River Basin and Green River Basin located in Montana and Wyoming. As of December 31, 2007, Pinnacle owned natural gas and oil leasehold interests in approximately 494,000 gross (316,000 net) acres, approximately 93% of which were undeveloped. It is anticipated that the closing of the merger will occur in the second quarter of 2008.

We believe that we may have opportunities to acquire from our Parent gas or oil properties with additional proved reserves that are appropriate to our structure and strategy as a master limited partnership. In addition, opportunities may arise to acquire a package of gas or oil properties, only some of which have proved reserves. In those cases, we anticipate that we and our Parent could work together to acquire all of the properties with our Parent acquiring those properties on which further exploration activities are required while we would acquire those properties that are suitable for exploitation and development activity. We believe our Parent will have a strong incentive to contribute or sell additional assets to us, and to team with us to acquire properties jointly, due to its significant ownership of limited and general partner interests in us. However, our Parent has no obligation to do so and may elect to acquire or dispose of gas and oil properties outside the Cherokee Basin in the future without offering us the opportunity to purchase or participate in the acquisition of those assets. Our Parent has retained such flexibility because it believes it is in the best interests of its shareholders to do so. We cannot say which, if any, opportunities to acquire assets from our Parent may be made available to us or if we will choose to pursue any such opportunity. Moreover, our Parent and its subsidiaries are not prohibited from competing with us outside the Cherokee Basin.

Description of Our Properties and Projects

Cherokee Basin.  We produce CBM gas out of our properties located in the Cherokee Basin. The Cherokee Basin is located in southeastern Kansas and northeastern Oklahoma. Geologically, it is situated between the Forest City Basin to the north, the Arkoma Basin to the south, the Ozark Dome to the east and the Nemaha Ridge to the west. The Cherokee Basin is a mature producing area with respect to conventional reservoirs such as the Bartlesville sandstones and the Mississippian limestones, which were developed beginning in the early 1900s.

The Cherokee Basin is part of the Western Interior Coal Region of the central United States. The coal seams we target for development are found at depths of 300 to 1,400 feet. The principal formations we target include the Mulky, Weir-Pittsburgh and the Riverton. These coal seams are blanket type deposits, which extend across large areas of the basin. Each of these seams generally range from two to five feet thick. Additional minor coal seams such as the Summit, Bevier, Fleming and Rowe are found at varying locations throughout the basin. These seams range in thickness from one to two feet.

We acquired the properties in the Cherokee Basin in the following transactions:

•	the Predecessor acquired approximately 372,000 gross (366,000 net) acres of gas leases, 418 gross (325 net) gas wells and 207 miles of gas gathering pipelines in the Cherokee Basin from Devon Energy Production Company, L.P. and Tall Grass Gas Services, LLC in December 2003;

•	the Predecessor acquired 53 natural gas and oil leases and related assets in Chautauqua, Elk, and Montgomery Counties, Kansas from James R. Perkins Energy, L.L.C. and E. Wayne Willhite Energy, L.L.C. in June 2003; and

•	we acquired all of these properties from our Parent in November 2007 in connection with the closing of our initial public offering.

Characteristics of Coal Bed Methane.  The rock containing gas, referred to as “source rock,” is usually different from reservoir rock, which is the rock through which the gas is produced, while in CBM, the coal seam serves as both the source rock and the reservoir rock. The storage mechanism is also different. Gas is stored in the pore or void space of the rock in conventional gas, but in CBM, most, and frequently all, of the gas is stored by adsorption. This adsorption allows large quantities of gas to be stored at relatively low pressures. A unique characteristic of CBM is that the gas flow can be increased by reducing the reservoir pressure. Frequently, the coal bed pore space, which is in the form of cleats or fractures, is filled with water. The reservoir pressure is reduced by pumping out the water, releasing the methane from the molecular structure, which allows the methane to flow through the cleat structure to the well bore. Because of the necessity to remove water and reduce the pressure within the coal seam, CBM, unlike conventional hydrocarbons, often will not show immediately on initial production testing. Coalbed formations typically require extensive dewatering and depressuring before desorption can occur and the methane begins to flow at commercial rates. Our Cherokee Basin CBM properties typically dewater for a period of 12 months before peak production rates are achieved.

CBM and conventional gas both have methane as their major component. While conventional gas often has more complex hydrocarbon gases, CBM rarely has more than 2% of the more complex hydrocarbons. Once coalbed methane has been produced, it is gathered, transported, marketed and priced in the same manner as conventional gas. The CBM produced from our Cherokee Basin properties has an MMBtu content of approximately 970 MMBtu, compared to conventional natural gas hydrocarbon production which can typically vary from 1,050-1,300 MMBtus.

The content of gas within a coal seam is measured through gas desorption testing. The ability to flow gas and water to the well bore in a CBM well is determined by the fracture or cleat network in the coal. While, at shallow depths of less than 500 feet, these fractures are sometimes open enough to produce the fluids naturally, at greater depths the networks are progressively squeezed shut, reducing the ability to flow. It is necessary to provide other avenues of flow such as hydraulically fracturing the coal seam. By pumping fluids at high pressure, fractures are opened in the coal and a slurry of fluid and sand is pumped into the fractures so that the fractures remain open after the release of pressure, thereby enhancing the flow of both water and gas to allow the economic production of gas.

Cherokee Basin Projects.  Historically, we have developed our CBM reserves in the Cherokee Basin on 160-acre spacing. However, we are beginning to develop some test wells on 80-acre spacing. Our wells generally reach total depth in 1.5 days and our average cost for 2007 to drill and complete a well, excluding the related pipeline infrastructure, was approximately $124,000. We estimate that for 2008, our average cost for drilling and completing a well will be approximately $121,000, excluding the related pipeline infrastructure. We perforate and frac the multiple coal seams present in each well. Our typical Cherokee Basin multi-seam CBM well has net reserves of 130 Mmcf. Our general production profile for a CBM well averages an initial production rate of 15-20 Mcf/d (net), steadily rising for the first twelve months while water is pumped off and the formation pressure is lowered. A period of relatively flat production of 55-60 Mcf/d (net) follows the initial dewatering period for a period of approximately twelve months. After 24 months, production begins to decline. The standard economic life is approximately 15 years. Our completed wells rely on very basic industry technology.

Our development activities in the Cherokee Basin also include an active program to recomplete CBM wells that produce from a single coal seam to wells that produce from multiple coal seams. During the year ended December 31, 2007, we recompleted approximately 43 wellbores in Kansas and an additional 7 wellbores in Oklahoma and we had an additional 100 wellbores awaiting recompletion to multi-seam producers. The recompletion strategy is to add four to five additional pay zones to each wellbore, in a two-stage process at an average cost of approximately $20,000 per well. Adding new zones to a well has a brief negative effect on production by first taking the well offline to perform the work and then by introducing a second dewatering phase of the newly completed formations. However, in the long term, we believe the impact of the multi-seam recompletions will be positive as a result of an increase in the rate of production and the ultimate recoverable reserves available per well.

Wells are equipped with small pumping units to facilitate the dewatering of the producing coal seams. Generally, upon initial production, a single coal seam will produce 50-60 Bbls of water per day. A multi-seam completion produces about 150 Bbls of water per day. Eventually, water production subsides to 30-50 Bbls per day. Produced water is disposed through injection wells we drill into the underlying Arbuckle formation. One disposal well will generally handle the water produced from 25 producing wells.

Gas and Oil Data

Estimated Net Proved Reserves.  The following table presents our estimated net proved gas and oil reserves relating to our natural gas and oil properties as of the dates presented based on our reserve reports as of the dates listed below. The data was prepared by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. We filed estimates of our gas and oil reserves for the calendar years 2007, 2006 and 2005 with the Energy Information Administration of the U.S. Department of Energy on Form EIA-23. The data on Form EIA-23 was presented on a different basis, and included 100% of the gas and oil volumes from our operated properties only, regardless of net interest. The difference between the gas and oil reserves reported on Form EIA-23 and those reported in this table exceeds 5%. The standardized measure values shown in the table are not intended to represent the current market value of our estimated gas and oil reserves.

	Successor	Predecessor
	December 31,
	2007	2006	2005

Proved reserves
Gas (Mcf)	210,923,000	198,040,000	134,319,000
Oil (Bbls)	36,556	32,272	32,269
Total (Mcfe)	211,142,000	198,234,000	134,513,000
Proved developed gas reserves (Mcf)	140,966,000	122,390,000	71,638,000
Proved undeveloped gas reserves (Mcf)	69,957,000	75,650,000	62,681,000
Proved developed oil reserves (BBls)(1)	36,556	32,272	32,269
Proved developed reserves as a percentage of total proved reserves	66.9%	61.8%	53.4%
Standardized measure in (thousands)(2)	$322,537	$268,072	$482,545

(1)	Although we have proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves.

(2)	Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenues. Our standardized measure does not reflect any future income tax expenses because we are not subject to income taxes. Standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, see Note 6. Financial Instruments and Note 7. Derivatives, in the notes to the consolidated/carve out financial statements of this Form 10-K. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by FASB pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

The data in the table above represents estimates only. Gas and oil reserve engineering is inherently a subjective process of estimating underground accumulations of gas and oil that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of gas and oil that are ultimately recovered. See Item 1A — “Risk Factors — Risks Related to Our Business — Our estimated proved reserves are based on many assumptions that may prove to be inaccurate.”

Production Volumes, Sales Prices and Production Costs.  The following table sets forth information regarding the natural gas and oil properties owned by us through our subsidiaries. The gas and oil production figures reflect the net production attributable to our revenue interest and are not indicative of the total volumes produced by the wells.

	Successor	Predecessor
	November 15	January 1
	Through	Through	Year Ended
	December 31,	November 14,	December 31,
	2007	2007	2006	2005

Net Production:
Gas (bcf)	2.4	14.7	12.29	9.57
Oil (bbls)	393	6,677	9,737	9,241
Gas equivalent (bcfe)	2.4	14.7	12.34	9.62
Gas and Oil Sales ($ in thousands):
Gas sales	$15,420	$89,903	$72,865	$71,137
Gas derivatives — gains (loss)	$388	$6,892	$(7,888)	$(27,066)

Total gas sales	$15,808	$96,795	$64,977	$44,071
Oil sales	$34	$398	$574	$494

Total gas and oil sales	$15,842	$97,143	$65,551	$44,565

Avg Sales Price (excluding effects of hedging):
Gas ($ per mcf)	$6.45	$6.11	$5.93	$7.44
Oil ($ per bbl)	$85.98	$59.65	$58.95	$53.46
Gas equivalent ($ per mcfe)	$6.45	$6.12	$5.95	$7.45
Avg Sales Price (including effects of hedging):
Gas ($ per mcf)	$6.71	$6.56	$5.29	$4.61
Oil ($ per bbl)	$85.98	$59.65	$58.95	$53.46
Gas equivalent ($ per mcfe)	$6.71	$6.57	$5.31	$4.63
Expenses ($ per mcfe):
Lifting	$1.22	$1.33	$1.29	$0.98
Production and property tax	$0.45	$0.46	$0.55	$0.58
Net Revenue ($ per mcfe)	$5.04	$4.78	$3.47	$3.07

Producing Wells and Acreage.  The following tables set forth information regarding our ownership of productive wells and total acres as of December 31, 2005, 2006 and 2007. For purposes of the table below, productive wells consist of producing wells and wells capable of production.

	Productive Wells
	Gas(1)		Oil		Total
	Gross	Net	Gross	Net	Gross	Net

Predecessor:
December 31, 2005	1,026	999.3	29	27.9	1,055	1,027.2
December 31, 2006	1,653	1,609.9	29	27.9	1,682	1,637.8
Successor:
December 31, 2007	2,225	2,182.2	29	27.9	2,254	2,210.1

(1)	At December 31, 2007, we had approximately 1,320 gross wells that were producing from multiple seams.

During the year ended December 31, 2007, we drilled 575 gross (571 net) new wells on our properties, all being gas wells. The wells drilled have been evaluated and were included in the year-end reserve report. The oil well count remains constant as we have been focused on adding gas reserves. See “— Drilling Activities.” During the year ended December 31, 2007, we continued to lease additional acreage in certain core development areas of the Cherokee Basin.

			Leasehold Acreage(1)
	Producing(2)		Nonproducing		Total Leased
	Gross	Net	Gross	Net	Gross	Net

Predecessor:
December 31, 2005	334,676	310,663	198,569	184,322	533,245	494,985
December 31, 2006	394,795	385,148	132,189	124,774	526,984	509,923
Successor:
December 31, 2007	402,888	393,320	179,524	164,870	582,412	558,190

(1)	Approximately 45,000 and 90,000 net acres that were included in the 2006 and 2005 leasehold acreage amounts have expired.

(2)	Includes acreage held by production under the terms of the lease.

As of December 31, 2007, in the Cherokee Basin, we had 287,903 net developed acres and 270,287 net undeveloped acres. Developed acres are acres spaced or assigned to productive wells/units. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas or oil, regardless of whether such acreage contains proved reserves.

Drilling Activities.  The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated. Most of the wells expected to be drilled in the next year will be of the development category and in the vicinity of Quest Midstream’s existing or planned construction pipeline network. Our drilling, recompletion, abandonment, and acquisition activities for the periods indicated are shown below (all wells are in the Cherokee Basin):

Successor
	November 15		Predecessor
	Through		January 1				Year Ended
	December 31,		Through		Year Ended December 31,		December 31,
	2007(1)		November 14, 2007(1)		2006(1)		2005(1)
	Gas		Gas		Gas		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells Drilled:
Capable of Production	—	—	—	—	—	—	—	—
Dry	—	—	—	—	—	—	—	—
Development Wells Drilled:
Capable of Production	64	63	511	508	638	621	233	227
Dry	—	—	—	—	—	—	—	—
Wells Abandoned	—	—	—	—	—	—	—	—
Wells Acquired	—	—	—	—	—	—	—	—

Net increase in Capable Wells	64	63	511	508	638	621	233	227

Recompletion of Old Wells:
Capable of Production	3	3	47	46	125	122	205	200

(1)	No change to oil wells for the years ended December 31, 2007, 2006 and 2005.

The 575 gross new natural gas wells completed for the year ended December 31, 2007 reflect an average activity level of approximately 48 gross wells per month. We plan to drill and complete an average of approximately 27 gross wells per month for year 2008, subject to capital being available for such expenditures.

During the period from December 31, 2007 through March 4, 2008, we drilled 73 gross wells and connected 65 gross wells. As of March 5, 2008, we were drilling 2 gross wells and approximately 140 gross wells were in the process of being completed.

Operations

General.  As the operator of wells in which we have an interest, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Quest Energy Service manages all of our properties and employs production and reservoir engineers, geologists and other specialists. Quest Cherokee Oilfield Service, LLC, our wholly-owned subsidiary, employs our Cherokee Basin field personnel.

Field operations conducted by our personnel include duties performed by “pumpers” or employees whose primary responsibility is to operate the wells. Other field personnel are experienced and involved in the activities of well servicing, the development and completion of new wells and the construction of supporting infrastructure for new wells (such as electric service, salt water disposal facilities, and gas feeder lines). The primary equipment categories owned by us are trucks, well service rigs, stimulation assets and construction equipment. We utilize third party contractors on an “as needed” basis to supplement our field personnel.

We also provide, on an in-house basis, many of the services required for the completion and maintenance of our CBM wells. Internally sourcing these functions significantly reduces our reliance on third-party contractors, which typically provide these services. We believe this results in reduced delays in executing our plan of development. We are also able to realize significant cost savings because we can avoid paying price mark-ups and also because we are able to purchase our own supplies at bulk discounts.

We rely on third-party contractors to drill our wells. Once a well is drilled, either we or a third-party contractor will run the casing, and we will perform the cementing work. We also perform our own fracturing and stimulation work. Finally, we complete our own well site construction. We have our own fleet of 20 well service units that we use in the process of completing our wells, and also to perform remedial field operations required to maintain production from our existing wells.

Gas and Oil Leases.  As of December 31, 2007, we had over 4,350 leases covering approximately 558,190 net acres. The typical gas lease provides for the payment of royalties to the mineral owner for all gas produced from any well drilled on the lease premises. This amount ranges from 18.75% to 12.5% resulting in an 81.25% to 87.5% net revenue interest to us.

Because the acquisition of gas and oil leases is a very competitive process, and involves certain geological and business risks to identify productive areas, prospective leases are sometimes held by other gas and oil operators. In order to gain the right to drill these leases, we may purchase leases from other gas and oil operators. In some cases, the assignor of such leases will reserve an overriding royalty interest, ranging from 1/32nd to 1/16th (3.125% to 6.25%), which further reduces the net revenue interest available to us to between 78.125% and 81.25%.

Approximately 75% of our gas and oil leases are held by production, which means that for as long as our wells continue to produce gas or oil, we will continue to own the lease.

Gas Gathering

We became a party to an existing midstream services and gas dedication agreement entered into on December 22, 2006, but effective as of December 1, 2006, between our Parent and Quest Midstream. Pursuant to the midstream services agreement, Quest Midstream gathers and provides certain midstream services, including, dehydration, treating and compression, to us for all gas produced from our wells in the Cherokee Basin that are connected to Quest Midstream’s gathering system.

The initial term of the midstream services agreement expires on December 1, 2016, with two additional five-year extension periods that may be exercised by either party upon 180 days’ notice. The fees charged under the midstream services agreement are subject to renegotiation upon the exercise of each five-year extension period.

Under the midstream services agreement, we agreed to pay Quest Midstream $0.50 per MMBtu of gas for gathering, dehydration and treating services and $1.10 per MMBtu of gas for compression services, subject to an annual adjustment to be determined by multiplying each of the gathering services fee and the compression services fee by the sum of (i) 0.25 times the percentage change in the producer price index for the prior calendar year and (ii) 0.75 times the percentage change in the Southern Star first of month index for the prior calendar year. Such adjustment will be calculated within 60 days after the beginning of each year, but will be retroactive to the beginning of the year. Such fees will never be reduced below the initial rates described above. For 2008, we anticipate the fees will be $0.51 per MMBtu of gas for gathering, dehydration and treating services and $1.13 per MMBtu of gas for compression services. In addition, at any time after each five year anniversary of the date of the midstream services agreement, each party will have a one-time option to elect to renegotiate the fees and/or the basis for the annual adjustment to the fees if the party believes there has been a material change to the economic returns or financial condition of either party. If the parties are unable to agree on the changes, if any, to be made to such terms, then the parties will enter into binding arbitration to resolve any dispute with respect to such terms.

In accordance with the midstream services agreement, we will bear the cost to remove and dispose of free water from our gas prior to delivery to Quest Midstream and of all fuel requirements necessary to perform the gathering and midstream services, plus any gas shrinkage.

Quest Midstream will have an exclusive option for sixty days to connect to its gathering system each of the gas wells that we develop in the Cherokee Basin. In addition, Quest Midstream will be required to connect to its gathering system, at its expense, any new gas wells that we complete in the Cherokee Basin if Quest Midstream would earn a specified internal rate of return from those wells. This rate of return is subject to renegotiation once after the fifth anniversary of the agreement and once during each renewal period at the election of either party. Quest Midstream also has the sole discretion to cease providing services on all or any part of its gathering system if it determines that continued operation is not economically justified. If Quest Midstream elects to do so, it must provide us with 90 days’ written notice and will offer us the right to purchase that part of the terminated system. If we do acquire that part of the system and it remains connected to any other portion of Quest Midstream’s gathering system, then we may deliver our gas from the terminated system to Quest Midstream’s system, and a fee for any services provided by Quest Midstream will be negotiated.

In addition, Quest Midstream agreed to install the saltwater disposal lines for our gas wells connected to Quest Midstream’s gathering system for a fee of $1.25 per linear foot and connect such lines to our saltwater disposal wells for a fee of $1,000 per well, subject to an annual adjustment based on changes in the Employment Cost Index for Natural Resources, Construction, and Maintenance. For 2008, we anticipate the fees will be $1.29 per linear foot to install saltwater disposal lines and $1,030 per well to connect such lines to our saltwater disposal wells.

The midstream services agreement also requires the drilling of a minimum of 750 new wells in the Cherokee Basin during the two year period ending December 1, 2008, 575 of which have been drilled in the Cherokee Basin through December 31, 2007. We expect to drill 325 wells in 2008.

Marketing and Major Customers

We market our own natural gas. For the year ended December 31, 2007, approximately 79% of our gas was sold to ONEOK Energy Marketing and Trading Company (“ONEOK”) and 21% was sold to Tenaska Marketing Ventures (“Tenaska”). For the period from November 15, 2007 through December 31, 2007, approximately 100% of our natural gas was sold to ONEOK. More than 95% of our natural gas was sold to ONEOK in 2006 and 2005. No other customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2007, 2006 and 2005.

Our oil is currently being sold to Coffeyville Refining. Previously, it had been sold to Plains Marketing, L.P. We do not have long term delivery commitments for our gas and oil production.

If we were to lose any of these gas and oil purchasers, we believe that we would be able to promptly replace the purchaser.

Hedging Activities

We seek to mitigate our exposure to volatility in commodity prices through our use of derivative contracts including fixed-price contracts comprised of energy swaps and collars. As of December 31, 2007, we had entered into derivative contracts with respect to approximately 80% of our total estimated net production from proved developed producing reserves through the fourth quarter of 2010. These fixed price swaps and collars cover 40% and 40%, respectively, of our estimated net gas production from proved developed producing reserves in 2008 or 29% and 29%, respectively, of our total estimated net production for 2008. In addition, for 2009 and 2010, these fixed price swaps cover 80% and 80%, respectively, of our estimated net gas production from proved developed producing reserves. By removing a significant portion of price volatility of our future gas production we have mitigated, but not eliminated, the potential effects of changing gas prices on our cash flows from operations for those periods. We sell the majority of our gas based on the Southern Star first of month index, with the remainder sold on the daily price on the Southern Star index. All of these derivative contracts are based on the Southern Star first of month index, except for some of our older collar agreements covering approximately 2.9 Bcf of gas in 2008 (17% of our estimated net gas production from proved developed producing reserves) and fixed price swaps covering approximately 4.8 Bcf of gas in 2008 (27% of our estimated net gas production from proved developed producing reserves) that are based on NYMEX pricing. As a result, our derivative contracts do not expose us to basis differential risk, except for the NYMEX collars and swaps. As of December 31, 2007, we had entered into derivative contracts locking the basis differential on approximately 25% of these NYMEX volumes at a weighted average rate of approximately $1.09 per Mcf. For more information on our derivative contracts, see Note 6. Financial Instruments and Note 7. Derivatives, in the notes to the consolidated/carve out financial statements included in Item 8 of this report.

Competition

We operate in a highly competitive environment for acquiring properties, marketing gas and oil and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. As a result, our competitors may be able to pay more for productive gas and oil properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the gas and oil industry. None of our Parent or any of its affiliates is restricted from competing with us outside the Cherokee Basin. Our Parent or its affiliates may acquire, invest in or dispose of assets outside the Cherokee Basin in the future without any obligation to offer us the opportunity to purchase or own interests in those assets.

We are also affected by competition for drilling rigs, completion rigs and the availability of related equipment. In the past, the gas and oil industry has experienced shortages of drilling and completion rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant increases in the prices for this equipment and personnel. We are unable to predict when, or if, such shortages may occur or how they would affect our exploitation program.

Competition is also strong for attractive gas and oil producing properties, undeveloped leases and drilling rights, and we cannot assure you that we will be able to compete satisfactorily when attempting to make further acquisitions.

Title to Properties

As is customary in the gas and oil industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves. Prior to the commencement of development operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence development operations on a property until we have cured any material title defects on such property. Prior to completing an acquisition of producing gas and oil leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, we believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the gas and oil industry.

Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the gas and oil industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. In addition, we believe that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this report.

On a small percentage of our acreage (less than 1.0%), the land owner in the past transferred the rights to the coal underlying their land to a third party. With respect to those properties, we have obtained gas and oil leases from the owners of the oil, gas, and minerals other than coal underlying those lands. In Oklahoma and Kansas, the law is unsettled as to whether the owner of the gas rights or the coal rights is entitled to the CBM gas. We are currently involved in litigation with the owner of the coal rights on these lands to determine who has the rights to the CBM gas. Please read “Legal Proceedings” under Item 3 of this report.

Seasonal Nature of Business

Seasonal weather conditions and lease stipulations can limit our development activities and other operations and, as a result, we seek to perform a significant percentage of our development during the spring and summer months. These seasonal anomalies can pose challenges for meeting our well development objectives and increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

In addition, freezing weather, winter storms and flooding in the spring and summer have in the past resulted in a number of our wells being knocked off-line for a short period of time, which adversely affects our production volumes and revenues and increases our lease operating costs due to the time spent by field employees to bring the wells back on-line.

Generally, but not always, the demand for gas decreases during the summer months and increases during the winter months thereby affecting the price we receive for gas. Seasonal anomalies such as mild winters and hot summers sometimes lessen this fluctuation.

Environmental Matters and Regulation

General.  Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	enjoin some or all of the operations of facilities deemed in non-compliance with permits;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with gas and oil drilling, production and transportation activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, areas inhabited by endangered or threatened species, and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws, rules and regulations may also restrict the rate of gas and oil production below the rate that would otherwise be possible. The regulatory burden on the gas and oil industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the gas and oil industry could have a significant impact on our operating costs.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Waste Handling.  The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of gas and oil are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain gas and oil exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, and waste oils, that may be regulated as hazardous wastes.

Comprehensive Environmental Response, Compensation and Liability Act.  The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain environmental studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently own, lease or operate numerous properties that have been used for gas and oil exploration and production for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. In fact, there is evidence that petroleum spills or releases have occurred in the past at some of the properties owned or leased by us. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform plugging or pit closure operations to prevent future contamination.

Water Discharges.  The Clean Water Act, or CWA, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants in waste water and storm water, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The CWA regulates storm water run-off from oil and gas production operations and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of the CWA may require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Our operations also produce wastewaters that are disposed via underground injection wells. These activities are regulated by the Safe Drinking Water Act, or SDWA, and analogous state and local laws. The underground injection well program under the SDWA classifies produced wastewaters and imposes controls relating to the drilling and operation of the wells as well as the quality of the injected wastewaters. This program is designed to protect drinking water sources and requires a permit from the EPA or the designated state agency — in our case, the Oklahoma Corporation Commission and the Kansas Corporation Commission. Currently, our operations comply with all applicable requirements and have a sufficient number of operating injection wells. However, a change in the regulations or the inability to obtain new injection well permits in the future may affect our ability to dispose of the produced waters and ultimately affect the results of operations.

The primary federal law for oil spill liability is the Oil Pollution Act, or OPA, which addresses three principal areas of oil pollution: prevention, containment, and cleanup. OPA applies to vessels, offshore facilities, and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills.

Air Emissions.  The Federal Clean Air Act, or CAA, and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain or strictly comply with air permits containing various emissions and operational limitations or utilize specific emission control technologies to limit emissions. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Moreover, depending on the state-specific statutory authority, states may be able to impose air emissions limitations that are more stringent than the federal standards imposed by EPA. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations.

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, may require gas and oil exploration and production operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some gas and oil facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Gas and oil exploration and production facilities may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or use specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. Historically, air pollution control has become more stringent over time. This trend is expected to continue. The cost of technology and systems to control air pollution to meet regulatory requirements is significant today. These costs are expected to increase as air pollution control requirements increase. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change, or the Protocol, became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as “greenhouse gases”, that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol; however, Congress has recently considered proposed legislation directed at reducing “greenhouse gas emissions”, and certain states have adopted legislation, regulations and/or initiatives addressing greenhouse gas emissions from various sources, primarily power plants. Additionally, on April 2, 2007, the U.S. Supreme Court ruled in Massachusetts v. EPA that the EPA has authority under the CAA to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks). The Court also held that greenhouse gases fall within the CAA’s definition of “air pollutant”, which could result in future regulation of greenhouse gas emissions from stationary sources, including those used in gas and oil exploration and production operations. The gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Our operations are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Hydrogen Sulfide.  Hydrogen sulfide gas is a byproduct of sour gas treatment. Exposure to unacceptable levels of hydrogen sulfide (known as sour gas) is harmful to humans, and prolonged exposure can result in death. We employ numerous safety precautions to ensure the safety of our employees. There are various federal and state environmental and safety requirements that apply to facilities using or producing hydrogen sulfide gas. Notwithstanding compliance with such requirements, common law causes of action are available to persons damaged by exposure to hydrogen sulfide gas.

National Environmental Policy Act.  Gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. If we were to conduct any exploration and production activities on federal lands in the future, those activities would need to obtain governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of gas and oil projects.

Endangered Species Act.  The Endangered Species Act and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Although we believe that our current operations do not affect endangered or threatened species or their habitats, the existence of endangered or threatened species in areas of future operations and development could cause us to incur additional mitigation costs or become subject to construction or operating restrictions or bans in the affected areas.

OSHA and Other Laws and Regulation.  We are subject to the requirements of the federal Occupational Safety and Health Act, or OSH Act, and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The Occupational Safety and Health Administration’s hazard communication standard, EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other comparable laws.

We believe that we are in substantial compliance with all existing environmental and safety laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2007. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2008. However, accidental spills or releases may occur in the course of our operations, and we cannot assure you that we will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our business, financial condition, results of operations or ability to make distributions to you.

Other Regulation of the Gas and Oil Industry

The gas and oil industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the gas and oil industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the gas and oil industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including gas and oil facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Drilling and Production.  Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of gas and oil properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from gas and oil wells, generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, gas and gas liquids within its jurisdiction.

The Cherokee Basin has been an active gas and oil producing region for a number of years. Many of our properties had abandoned oil and conventional gas wells on them at the time the current lease was entered into with the landowner. A number of these wells remain unplugged or were improperly plugged by a prior landowner or operator. Many of the former operators of these wells have ceased operations and cannot be located or do not have the financial resources to plug these wells. We believe that we are not responsible for plugging an abandoned well on one of our leases, unless we have used, attempted to use or invaded the abandoned well bore in our operations on the land or have otherwise agreed to assume responsibility for plugging the wells. The law is unsettled in the State of Kansas as to who has the responsibility to plug such abandoned wells and the Kansas Corporation Commission, or KCC, issued a Show Cause Order in February 2007 requiring our operating company, Quest Cherokee, to demonstrate why it should not be held responsible for plugging 22 abandoned and unplugged oil wells on land covered by a gas lease that is owned and operated by Quest Cherokee in Wilson County, Kansas, and upon which Quest Cherokee has drilled and is operating a gas well. Please read “Legal Proceedings” under Item 3 of this report.

Gas Marketing.  The availability, terms and cost of transportation significantly affect sales of gas. The interstate transportation and sale for resale of gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission or FERC. Federal and state regulations govern the price and terms for access to gas pipeline transportation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the gas industry, most notably interstate gas transmission companies that remain subject to the FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry, and these initiatives generally reflect more light handed regulation. We cannot predict the ultimate impact of these regulatory changes to our gas marketing operations, and we note that some of the FERC’s more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any such FERC action materially differently than other gas marketers with which we compete.

The Energy Policy Act of 2005, or EP Act 2005, gave the FERC increased oversight and penalty authority regarding market manipulation and enforcement. EP Act 2005 amended the NGA to prohibit market manipulation and also amended the Natural Gas Act of 1938, or NGA, and the Natural Gas Policy Act of 1978, or NGPA, to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of the FERC to up to $1,000,000 per day, per violation. In addition, the FERC issued a final rule effective January 26, 2006 regarding market manipulation, which makes it unlawful for any entity, in connection with the purchase or sale of gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud. This final rule works together with the FERC’s enhanced penalty authority to provide increased oversight of the gas marketplace.

Although gas prices are currently unregulated, FERC promulgated regulations in December 2007 requiring natural gas sellers to submit an annual report, beginning in May 2009, reporting certain information regarding natural gas purchases and sales (e.g., total volumes bought and sold, volumes bought and sold and index prices, etc.). Additionally, Congress historically has been active in the area of gas regulation. We cannot predict whether new legislation to regulate gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties. Sales of condensate and gas liquids are not currently regulated and are made at market prices.

State Regulation.  The various states regulate the drilling for, and the production, gathering and sale of, gas and oil, including imposing severance taxes and requirements for obtaining drilling permits. For example, Kansas currently imposes a severance tax on the gross value of gas and oil produced from wells having an average daily production during a calendar month with a gross value of more than $87 per day. Kansas also imposes gas and oil conservation assessments per barrel of oil and per 1,000 cubic feet of gas produced. In general, gas and oil leases and gas and oil wells (producing or capable of producing), including all equipment associated with such leases and wells, are subject to an ad valorem property tax.

Oklahoma imposes a monthly gross production tax and excise tax based on the gross value of the gas and oil produced. Oklahoma also imposes an excise tax based on the gross value of gas and oil produced. All property used in the production of gas and oil is exempt from ad valorem taxation if gross production taxes are paid. Lastly, the rate of taxation of locally assessed property varies from county to county and is based on the fair cash value of personal property and the fair cash value of real property.

States may regulate rates of production and may establish maximum daily production allowables from gas and oil wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of gas and oil that may be produced from our wells and to limit the number of wells or locations we can drill.

Other

In addition to existing laws and regulations, the possibility exists that new legislation or regulations may be adopted which would have a significant impact on our operations or our customers’ ability to use gas and may require us or our customers to change their operations significantly or incur substantial costs. Additional proposals and proceedings that might affect the gas industry are pending before Congress, FERC, the Minerals Management Service, state commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Management believes that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the energy industry. We have internal procedures and policies to ensure that our operations are conducted in substantial regulatory compliance.

Employees

At March 1, 2008, we employed approximately 250 field employees that perform development and maintenance services on our wells. We entered into a management services agreement with Quest Energy Service, LLC pursuant to which it performs administrative services for us such as accounting, finance, land, legal and engineering. We also have access to Quest Energy Service’s personnel and senior management team and access to its operational, commercial, technical, risk management and administrative infrastructure. Quest Energy Service has an experienced staff of approximately 60 executive and administrative personnel. None of these employees are represented by labor unions or covered by any collective bargaining agreement. Quest Energy Service and our general partner believe that relations with these employees are satisfactory.

Administrative Facilities

Our principal executive offices are located at 210 Park Avenue, Suite 2750, Oklahoma City, Oklahoma 73102, which is also where our Parent’s principal executive offices are located. Our Parent leases this office space, and the lease covers approximately 35,000 square feet with annual rental costs of approximately $631,000. The lease is for 10 years expiring in August 31, 2017.

We own a building located at 211 West 14th Street in Chanute, Kansas 66720 that we use as an administrative office, an operations terminal and a repair facility. We own an additional building on Johnson Road for field offices. An office building at 127 West Main in Chanute, Kansas is owned and operated by us as a geological laboratory.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, are made available free of charge on our website at www.qelp.net as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. These documents are also available at the SEC’s website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Our website also includes our Code of Business Conduct and Ethics and the charter of the audit committee of the board of directors of our general partner. No information from either the SEC’s website or our website is incorporated herein by reference.

GLOSSARY OF SELECTED TERMS

The following is a description of the meanings of some of the oil and natural gas industry terms used in this Form 10-K.

Bbl.  One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Bbl/d.  One Bbl per day.

Bcf.  One billion cubic feet of gas.

Bcfe.  One billion cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

Btu or British Thermal Unit.  The quantity of heat required to raise the temperature of a one pound mass of water by one degree Fahrenheit.

CBM.  Coal bed methane.

Cherokee Basin.  A fifteen-county region in southeastern Kansas and northeastern Oklahoma.

Completion.  The installation of permanent equipment for the production of oil or gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Developed acreage.  The number of acres that are allocated or assignable to productive wells or wells capable of production.

Development well.  A well drilled within the proved boundaries of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or dry well.  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Eligible Holder.  A person or entity qualified to hold an interest in gas and oil leases on federal lands. As of the date hereof, an Eligible Holder means: (1) a citizen of the United States; (2) a corporation organized under the laws of the United States or of any state thereof; (3) a public body, including a municipality; or (4) an association of United States citizens, such as a partnership or limited liability company, organized under the laws of the United States or of any state thereof, but only if such association does not have any direct or indirect foreign ownership, other than foreign ownership of stock in a parent corporation organized under the laws of the United States or of any state thereof.

Exploitation.  A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.

Exploratory well.  A well drilled to find and produce oil or gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

Field.  An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Frac/fracturing.  The method used to increase the deliverability of a well by pumping a liquid or other substance into a well under pressure to crack and prop open the hydrocarbon formation.

Gas.  Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.

Gathering system.  Pipelines and other equipment used to move gas from the wellhead to the trunk or the main transmission lines of a pipeline system.

Gross acres or gross wells.  The total acres or wells, as the case may be, in which we have a working interest.

Horizon or formation.  The section of rock, from which gas is expected to be produced.

Mcf.  One thousand cubic feet of gas.

Mcf/d.  One Mcf per day.

Mcfe.  One thousand cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

MMBtu.  One million British thermal units.

MMcf.  One million cubic feet of gas.

MMcf/d.  One MMcf per day.

MMcfe.  One Mcf equivalent, determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

Mmcfe/d.  One Mmcfe per day.

Net acres or net wells.  The sum of the fractional working interests owned in gross acres or wells, as the case may be.

Net production.  Production that is owned by us less royalties and production due others.

Net revenue interest.  The percentage of revenues due an interest holder in a property, net of royalties or other burdens on the property.

NGLs.  The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

NYMEX.  The New York Mercantile Exchange.

Oil.  Crude oil, condensate and NGLs.

Permeability.  The ease of movement of water and/or gases through a soil material.

Perforation.  The making of holes in casing and cement (if present) to allow formation fluids to enter the well bore.

Productive well.  A well that produces commercial quantities of hydrocarbons exclusive of its capacity to produce at a reasonable rate of return.

Proved developed non-producing reserves.  Proved developed reserves expected to be recovered from zones behind casings in existing wells.

Proved developed reserves.  Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This definition of proved developed reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X. The entire definition of this term can be viewed on the internet at http://www.sec.gov/about/forms/regs-x.pdf.

Proved reserves.  The estimated quantities of crude oil, natural gas and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. This definition of proved reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X. The entire definition of this term can be viewed on the internet at http://www.sec.gov/about/forms/regs-x.pdf.

Proved undeveloped reserves or PUDs.  Proved reserves that are expected to be recovered from new wells drilled to known reservoirs on acreage yet to be drilled for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X. The entire definition of this term can be viewed on the internet at www.sec.gov/about/forms/regs-x.pdf.

Recompletion.  The completion for production of an existing wellbore in another formation from that which the well has been previously completed.

Reserve.  That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Reserve-to-production ratio.  This ratio is calculated by dividing estimated net proved reserves by the production from the previous year to estimate the number of years of remaining production.

Reservoir.  A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty Interest.  A real property interest entitling the owner to receive a specified portion of the gross proceeds of the sale of oil and natural gas production or, if the conveyance creating the interest provides, a specific portion of oil or natural gas produced, without any deduction for the costs to explore for, develop or produce the oil and gas. A royalty interest owner has no right to consent to or approve the operation and development of the property, while the owners of the working interests have the exclusive right to exploit the mineral on the land.

Shut in.  Stopping an oil or gas well from producing.

Standardized measure.  The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Our standardized measure does not reflect any future income tax expenses because we are not subject to federal income taxes. Our standardized measure differs from the standardized measure presented in the historical audited financial statements of the Predecessor included in this report due to the exclusion of future income tax expense. Standardized measure does not give effect to derivative transactions.

Unconventional resource development.  A development in which the targeted reservoirs generally fall into three categories: (1) tight sands, (2) coal beds, and (3) gas shales. The reservoirs tend to cover large areas and lack the readily apparent traps, seals and discrete hydrocarbon-water boundaries that typically define conventional reservoirs. These reservoirs generally require stimulation treatments or other special recovery processes in order to produce economic flow rate.

Undeveloped acreage.  Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas regardless of whether or not such acreage contains proved reserves.

Working interest.  The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

Item 1A.	Risk Factors.

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. The following risk factors should be carefully considered together with all of the other information included in this report. If any of the following risks and uncertainties described below or elsewhere in this report were actually to occur, our business, financial condition or results of operations could be materially adversely affected. In that case, we may not be able to pay distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment.

Risks Related to Our Business

We may not have sufficient cash flow from operations to pay quarterly distributions on our common units following the establishment of cash reserves and the payment of fees and expenses, including reimbursements of expenses to our general partner and its affiliates.

We may not have sufficient available cash flow from operations each quarter to pay the initial quarterly distribution of $0.40 per common unit following establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Under the terms of our partnership agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and the amount of any cash reserves that our general partner establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. Further, our credit facility contains, and future debt agreements may contain, restrictions on our ability to pay distributions. We intend to reserve a substantial portion of our cash generated from operations to develop our gas properties and to acquire additional gas and oil properties in order to maintain and grow our level of reserves. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on numerous factors, including, among other things:

•	the amount of gas and oil we produce;

•	the demand for and the price at which we are able to sell our gas and oil production;

•	the results of our hedging activity;

•	the costs incurred for continued development of gas wells and proved undeveloped properties;

•	the level of our operating costs, including reimbursements of expenses to our general partner and its affiliates;

•	timing and collectability of receivables;

•	prevailing economic conditions;

•	our ability to acquire additional gas and oil properties at economically attractive prices;

•	our ability to continue our exploitation activities at economically attractive costs;

•	the level of our interest expense, which depends on the amount of our indebtedness and the interest payable thereon; and

•	the level of our capital expenditures.

As a result of these factors, the amount of cash we distribute in any quarter to our unitholders may fluctuate significantly from quarter to quarter and may be significantly less than the minimum quarterly distribution amount. For a description of additional restrictions and factors that may affect our ability to make cash distributions, please read “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Cash Distributions to Unitholders” under Item 5 of this report.

Gas prices are at relatively high levels and are very volatile, and if commodity prices decline significantly for a temporary or prolonged period, our cash flow from operations will decline and we may have to lower our quarterly distributions or may not be able to pay distributions at all.

Our revenue, profitability and cash flow depend upon the prices and demand for gas and oil, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices will reduce the value of our reserves, our cash flow, our ability to borrow money or raise capital and our ability to pay distributions. Gas prices have been at high levels over the past several years when compared to prior years. The gas market is very volatile, and we cannot predict future gas prices. Prices for gas may fluctuate widely in response to relatively minor changes in the supply of and demand for gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for gas;

•	the price and level of foreign imports of gas and oil;

•	the level of consumer product demand;

•	weather conditions;

•	overall domestic and global economic conditions;

•	political and economic conditions in gas and oil producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, acts of terrorism or sabotage;

•	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;

•	the impact of the U.S. dollar exchange rates on gas and oil prices;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the costs, proximity and capacity of gas pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

In the past, the prices of gas have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2006, the NYMEX spot price ranged from a high of $18.41 per MMBtu to a low of $1.97 per MMBtu. During the year ended December 31, 2007, the NYMEX monthly gas index price (last day) ranged from a high of $7.59156 per MMBtu to a low of $5.445 MMBtu. If we raise our distribution levels in response to increased cash flow during periods of relatively high commodity prices, we may not be able to sustain those distribution levels during subsequent periods of lower commodity prices.

Future price declines may result in a write-down of our asset carrying values.

Lower gas prices may not only decrease our revenues, profitability and cash flows, but also reduce the amount of gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. Substantial decreases in gas prices would render a significant number of our planned exploitation projects uneconomic. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our gas properties for impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. For example, for the year ended December 31, 2006, we had an impairment charge of $30.7 million. Based on the low natural gas prices on December 31, 2007, we would have incurred a non-cash impairment loss of approximately $14.9 million for the quarter ended December 31, 2007. However, under the SEC’s accounting guidance in Staff Accounting Bulletin Topic 12(D)(e), if natural gas prices increase sufficiently between the end of a period and the completion of the financial statements for that period to eliminate the need for an impairment charge, an issuer is not required to recognize the non-cash impairment loss in its financial statements for that period. As of March 1, 2008, natural gas prices had improved sufficiently to eliminate the need for an impairment loss at December 31, 2007 and as a result, no impairment loss is reflected in our financial statements for the year ended December 31, 2007. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our credit facility, which in turn may adversely affect our ability to make cash distributions to our unitholders.

Unless we replace the reserves that we produce, our existing reserves and production will decline, which would adversely affect our cash from operations and our ability to make cash distributions to our unitholders.

Producing gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. CBM production generally declines at a shallow rate after initial increases in production as a consequence of the dewatering process. Our future gas reserves, production, cash flow and ability to make distributions depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution. Factors that may hinder our ability to acquire additional reserves include competition, access to capital, prevailing gas prices and attractiveness of properties for sale.

As of December 31, 2007, our proved reserve-to-production ratio was 12.3 years (8.12 years for our proved developed properties). Because this ratio includes our proved undeveloped reserves, we expect that this ratio will not increase even if those proved undeveloped reserves are developed and the wells produce as expected. The reserve-to-production ratio reflected in our reserve report of December 31, 2007 will change if production from our existing wells declines in a different manner than we have estimated and can change when we drill additional wells, make acquisitions and under other circumstances.

We will not be able to sustain distributions at the current level without making accretive acquisitions or capital expenditures that maintain or grow our asset base. If our asset base decreases and we do not reduce our distributions, a portion of the distributions may be considered a return of part of your investment in us as opposed to a return on your investment.

We will not be able to sustain distributions at the current level without making accretive acquisitions or capital expenditures that maintain or grow our asset base. We will need to make substantial capital expenditures to maintain and grow our asset base, which will reduce our cash available for distribution. Because the timing and amount of these capital expenditures fluctuate each quarter, we expect to reserve substantial amounts of cash each quarter to finance these expenditures over time. We may use the reserved cash to reduce indebtedness until we make the capital expenditures. Over a longer period of time, if we do not set aside sufficient cash reserves or make sufficient capital expenditures to maintain our asset base, we will be unable to pay distributions at the current level from cash generated from operations and would therefore expect to reduce our distributions.

If our reserves decrease and we do not reduce our distribution, then a portion of the distribution may be considered a return of part of your investment in us as opposed to a return on your investment, which would lower the return on your investment. Also, if we do not make sufficient growth capital expenditures, we will be unable to expand our business operations and therefore will be unable to raise the level of future distributions.

If our Parent fails to present us with, or successfully competes against us for, attractive acquisition opportunities, we may not be able to replace or increase our reserves, which would adversely affect our cash from operations and our ability to make cash distributions.

We rely upon our Parent and its affiliates to identify and evaluate for us prospective oil and natural gas properties for acquisition. Our Parent and its affiliates are not obligated to present us with potential acquisitions, and are not restricted from competing with us for potential acquisitions outside the Cherokee Basin. Because our Parent controls our general partner, we will not be able to pursue or consummate any acquisition opportunity unless our Parent causes us to do so. Further, we may be unable to make acquisitions because:

•	our Parent chooses to acquire oil and natural gas properties for itself instead of allowing us to acquire them;

•	the board of directors of our general partner or its conflicts committee is unable to agree with our Parent and its affiliates on a purchase price or on acceptable purchase terms for our Parent’s properties that are attractive to all parties;

•	our Parent is unable or unwilling to identify attractive properties for us or is unable to negotiate acceptable purchase contracts;

•	we are unable to obtain financing for acquisitions on economically acceptable terms; or

•	we are outbid by competitors.

If our Parent and its affiliates fail to present us with, or successfully compete against us for, potential acquisitions, we may not be able to adequately maintain our asset base, which would adversely affect our cash from operations and our ability to make cash distributions.

To fund our growth capital expenditures, we will be required to use cash generated from our operations, additional borrowings or the issuance of additional partnership interests, or some combination thereof.

Use of cash generated from operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional partnership interests may result in significant unitholder dilution thereby increasing the aggregate amount of cash required to maintain the then-current distribution rate, which could have a material adverse effect on our ability to pay distributions at the then-current distribution rate.

The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow and not solely on our profitability.

The amount of cash we have available for distribution depends primarily upon our cash flow, including cash from financial reserves and working capital or other borrowings, and not solely on our profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

If we do not make acquisitions on economically acceptable terms, our future growth and ability to sustain or increase distributions will be limited.

Our ability to grow and to increase distributions to unitholders depends in part on our ability to make acquisitions that result in an increase in pro forma available cash per unit. We may be unable to make such acquisitions because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors. If we are unable to acquire properties containing proved reserves, our total level of proved reserves will decline as a result of our production, and we will be limited in our ability to increase or possibly even to maintain our level of cash distributions. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

Our operations require substantial capital expenditures to increase our asset base, which will reduce our cash available for distribution.

In order to increase our asset base, we will need to make substantial capital expenditures for the exploitation, development, production and acquisition of gas and oil reserves. These capital expenditures may include capital expenditures associated with drilling and completion of additional wells to offset the production decline from our producing properties or additions to our inventory of unproved properties or our proved reserves to the extent such additions maintain our asset base. Management currently estimates that it will require capital investments of approximately $41.0 million to drill and complete an estimated 325 gross wells for 2008, and recomplete an estimated 52 gross wells in 2008. Management also currently estimates that it will require capital investments of approximately $37.5 million for acreage, equipment and vehicle replacement and purchases and salt water disposal facilities for 2008. These expenditures could increase as a result of:

•	changes in our reserves;

•	changes in gas and oil prices;

•	changes in labor and drilling costs;

•	our ability to acquire, locate and produce reserves;

•	changes in leasehold acquisition costs; and

•	government regulations relating to safety and the environment.

Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of gas and oil we are able to produce from existing wells;

•	the prices at which our gas and oil is sold; and

•	our ability to acquire, locate and produce new reserves.

If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and will be unable to raise the level of our future cash distributions. To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations or incur borrowings or sell additional common units or other securities. Such uses of cash from operations will reduce cash available for distribution to our unitholders.

The credit facility of our operating subsidiary, Quest Cherokee, (to which we are a guarantor) has substantial restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions.

The operating and financial restrictions and covenants in the credit facility restricts our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions. The credit facility restricts our ability to:

•	incur indebtedness;

•	grant liens;

•	make certain investments;

•	enter into certain hedging agreements;

•	create certain lease obligations;

•	dispose of property;

•	enter into certain types of agreements;

•	use the loan proceeds;

•	make capital expenditures above specified amounts;

•	make distributions to unitholders or repurchase units;

•	enter into transactions with affiliates; and

•	enter into a merger, consolidation or sale of assets.

We also are required to comply with certain financial covenants and ratios. The credit facility requires us to maintain a leverage ratio (the ratio of our consolidated funded debt to our adjusted consolidated EBITDA, as defined by the credit facility) of less than 3.50 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. The credit facility requires us to maintain an interest coverage ratio (the ratio of our adjusted consolidated EBITDA to our consolidated interest charges, as defined by the credit facility) of not less than 2.50 to 1.00 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. The credit facility requires us to maintain a current ratio (the ratio of our consolidated current assets plus unused availability under our borrowing base to our consolidated current liabilities excluding non-cash obligations, asset and asset retirement obligations and current maturities of indebtedness) of not less than 1.00 to 1.00. In the past, our Parent has not satisfied all of the financial covenants and ratios contained in its credit facilities. In January 2005, our Parent determined that it was not in compliance with the leverage and interest coverage ratios under a prior secured credit agreement and, in connection with a February 2005 amendment to such credit agreement, our Parent was unable to drill any additional wells until its gross daily production reached certain levels. Our Parent was unable to reach these production goals without the drilling of additional wells and, in the fourth quarter of 2005, our Parent undertook a significant recapitalization that included a private placement of its common stock and the refinancing of its credit facilities. For the quarter ended March 31, 2007, our Parent was not in compliance with the maximum total debt to EBITDA ratio, and our Parent obtained a waiver of this default from its lenders. The credit facility generally permits us to pay distributions of available cash so long as we are in compliance with the provisions of the credit facility. A default under the credit facility similar to those experienced by our Parent in the past would have precluded us from making any distributions during the periods in which such defaults occurred.

Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in the credit facility, a significant portion of our indebtedness may become immediately due and payable, our ability to make distributions will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under the credit facility are secured by substantially all of our assets, and if we are unable to repay the indebtedness under the credit facility, the lenders could seek to foreclose on our assets.

The credit agreement limits the amount we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. Outstanding borrowings in excess of the borrowing base will be required to be repaid (1) within 90 days following receipt of notice of the new borrowing base or (2) immediately if the borrowing base is reduced in connection with a sale or disposition of certain properties in excess of 5% of the borrowing base. Additionally, if the lenders’ exposure under letters of credit exceeds the borrowing base after all borrowings under the credit agreement have been repaid, we will be required to provide additional cash collateral.

We may incur substantial additional debt in the future to enable us to pay distributions to our unitholders, which may negatively affect our ability to execute on our business plan.

Our business requires a significant amount of capital expenditures to maintain and grow production levels. Commodity prices have historically been volatile and we cannot predict the prices we will be able to realize for our production in the future. As a result, we may be unable to pay a distribution at the minimum quarterly distribution rate or the then-current distribution rate without borrowing under the credit facility. Significant declines in our production or significant declines in realized gas prices for prolonged periods and resulting decreases in our borrowing base may force us to reduce or suspend distributions to our unitholders.

When we borrow to pay distributions, we are distributing more cash than we are generating from our operations on a current basis. This means that we are using a portion of our borrowing capacity under the credit facility to pay distributions rather than to maintain or expand our operations. If we use borrowings under the credit facility to pay distributions for an extended period of time rather than toward funding capital expenditures and other matters relating to our operations, we may be unable to support or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness to pay these distributions, will reduce our cash available for distribution on our units. If we borrow to pay distributions during periods of low commodity prices and commodity prices remain low, we may have to reduce our distribution in order to avoid excessive leverage.

Our future debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

We have the ability to incur debt, including under the credit facility, subject to borrowing base limitations in the credit facility. Our future indebtedness could have important consequences to us, including:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisition or other purposes may be impaired or such financing may not be available on favorable terms;

•	covenants contained in our existing and future debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders; and

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

There is a significant delay between the time we drill and complete a CBM well and when the well reaches peak production. As a result, there will be a significant lag time between when we expend capital expenditures and when we will begin to recognize significant cash flow from those expenditures.

Our general production profile for a CBM well averages an initial production rate of 15-20 Mcf/d (net), steadily rising for the first twelve months while water is pumped off and the formation pressure is lowered until the wells reach peak production (an average of 55-60 Mcf/d (net)). In addition, there could be significant delays between the time a well is drilled and completed and when the well is connected to a gas gathering system. This delay between the time when we expend capital expenditures to drill and complete a well and when we will begin to recognize significant cash flow from those expenditures may adversely affect our cash flow from operations.

Any acquisitions we complete are subject to substantial risks that could reduce our ability to make distributions to unitholders.

Even if we do make acquisitions that we believe will increase pro forma available cash per unit, these acquisitions may nevertheless result in a decrease in pro forma available cash per unit. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about reserves, future production, volumes, revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	a decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance the acquisition;

•	dilution to our unitholders and a decrease in available cash per unit if we issue additional units to finance acquisitions;

•	the assumption of unknown liabilities for which we are not indemnified or for which our indemnity is inadequate;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume environmental and other risks and liabilities in connection with acquired properties. If our acquisitions do not generate increases in available cash per unit, our ability to make cash distributions to our unitholders could materially decrease.

Due to the vast majority of our current operations taking place in the Cherokee Basin, acquisitions outside of the Cherokee Basin will expose us to operational inefficiencies and new operational risks.

Acquisitions outside the Cherokee Basin will expose us to different operational risks due to potential differences, among others, in:

•	geology;

•	well economics;

•	availability of third party services;

•	transportation charges;

•	content, quantity and quality of gas and oil produced;

•	volume of waste water produced;

•	state and local regulations and permit requirements; and

•	production, severance, ad valorem and other taxes.

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

It is not possible to measure underground accumulations of gas in an exact way. Gas reserve engineering requires subjective estimates of underground accumulations of gas and assumptions concerning future gas prices, production levels and operating and development costs. In estimating our level of gas reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:

•	a constant level of future gas and oil prices;

•	geological conditions;

•	production levels;

•	capital expenditures;

•	operating and development costs;

•	the effects of regulation; and

•	availability of funds.

If these assumptions prove to be incorrect, our estimates of proved reserves, the economically recoverable quantities of gas and oil attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly. For example, if gas prices at December 31, 2007 had been $1.00 less per Mcf, then the standardized measure of our proved reserves as of December 31, 2007 would have decreased by $125.2 million, from $322.5 million to $197.3 million and our proved reserves would have decreased by 10.8 Bcfe from 211.1 Bcfe to 200.1 Bcfe.

Our standardized measure is calculated using unhedged gas prices and is determined in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual drilling and production.

The present value of future net cash flows from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved reserves.

We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of estimate. However, actual future net cash flows from our gas properties also will be affected by factors such as:

•	the actual prices we receive for gas;

•	our actual operating costs in producing gas;

•	the amount and timing of actual production;

•	the amount and timing of our capital expenditures;

•	supply of and demand for gas; and

•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the gas industry in general.

Drilling for and producing gas are costly and high-risk activities with many uncertainties that could adversely affect our financial condition or results of operations, and as a result, our ability to pay distributions to our unitholders.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Furthermore, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of drilling rigs, equipment, labor or other services;

•	reductions in gas prices;

•	limitations in the market for gas;

•	adverse weather conditions;

•	facility or equipment malfunctions;

•	difficulty disposing of water produced as part of the CBM production process;

•	equipment failures or accidents;

•	title problems;

•	pipe or cement failures or casing collapses;

•	compliance with environmental and other governmental requirements;

•	environmental hazards, such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•	lost or damaged oilfield drilling and service tools;

•	loss of drilling fluid circulation;

•	unexpected operational events and drilling conditions;

•	unusual or unexpected geological formations;

•	formations with abnormal pressures;

•	natural disasters, such as fires;

•	blowouts, surface craterings and explosions; and

•	uncontrollable flows of gas or well fluids.

A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. We may drill wells that are unproductive or, although productive, do not produce gas in economic quantities. Unsuccessful drilling activities could result in higher costs without any corresponding revenues. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. Our Cherokee Basin acreage is currently being developed utilizing primarily 160-acre spacing. We are currently conducting a pilot program to test the development of a portion of our acreage using 80-acre spacing. There can be no assurance that this pilot program will be successful.

Our hedging activities could result in financial losses or reduce our income, which may adversely affect our ability to pay distributions to our unitholders.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of gas, we currently and may in the future enter into derivative arrangements for a significant portion of our gas production. We have entered into derivative contracts with respect to approximately 80% of our estimated net production from proved developed producing reserves through the fourth quarter of 2010. Because a significant portion of the estimated increase in our net production will come from the development of new wells, our derivative contracts cover a smaller percentage of our total estimated production. For example, the derivative contracts for 2008 cover approximately 58% of our total estimated net production for 2008. Our derivative instruments are subject to mark-to-market accounting treatment, and the change in fair market value of the instrument is reported in our statement of operations each quarter, which has resulted in and may in the future result in significant net losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our hedging activities. The prices at which we enter into derivative financial instruments covering our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially lower than current gas prices. Accordingly, our commodity price risk management strategy will not protect us from significant and sustained declines in gas prices received for our future production. Conversely, our commodity price risk management strategy may limit our ability to realize cash flow from commodity price increases. Furthermore, we have direct commodity price exposure on the unhedged portion of our production volumes. Please read “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A of this report.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into hedging transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our hedging activities are subject to the following risks:

•	a counterparty may not perform its obligation under the applicable derivative instrument;

•	there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received; and

•	the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures.

Because of our lack of asset and geographic diversification, adverse developments in our operating area would reduce our ability to make distributions to our unitholders.

The vast majority of our assets are currently located in the Cherokee Basin. As a result, our business is disproportionately exposed to adverse developments affecting this region. These potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to the pipelines connected to our wells, curtailment of production, natural disasters or adverse weather conditions in or affecting this region. Due to our lack of diversification in asset type and location, an adverse development in our business or this operating area would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

The economic terms of the midstream services agreement may become unfavorable to us.

Under the midstream services agreement, we pay Quest Midstream, which is a party related to us, a fee for gathering, dehydration and treating services and a compression fee. These fees are subject to an annual upward adjustment in the event of increases in the producer price index and the market price for gas. If these fees increase at a faster rate than gas prices, our ability to make cash distributions to our unitholders may be adversely affected. Such fees are subject to renegotiation in connection with each of the two five year renewal terms, beginning after the initial term expires on December 1, 2016. In addition, at any time after each five year anniversary of the date of the midstream services agreement, each party will have a one-time option to elect to renegotiate the fees and/or the basis for the annual adjustment to the fees if the party believes there has been a material change to the economic returns or financial condition of either party. If the parties are unable to agree on the changes, if any, to be made to such terms, then the parties will enter into binding arbitration to resolve any dispute with respect to such terms. The renegotiated fees may not be as favorable to us as the initial fees. For 2008, the fees will be $0.51 per MMBtu of gas for gathering, dehydration and treating services and $1.13 per MMBtu of gas for compression services.

In addition, the midstream services agreement requires the drilling of a minimum of 750 new wells in the Cherokee Basin during the two year period ending December 1, 2008, 575 of which have been drilled in the Cherokee Basin through December 31, 2007. We expect to drill 325 wells in 2008. At this time, we have identified our drilling locations for 2008 and many of these wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2007 reserve report. We are required to drill these wells even if gas prices were to decline, or our costs were to increase, to the point that these wells were uneconomical for us to drill. We cannot assure you that any of the remaining new wells required to be drilled pursuant to the midstream services agreement will be economically favorable for us. For additional information regarding the midstream services agreement, please read “— Gas Gathering” under Item 1 of this report.

The gathering fees payable to Quest Midstream under the midstream services agreement in some cases could exceed the amount we are able to charge to royalty owners under our gas leases for gathering and compression.

Under the midstream services agreement we are required to pay fees for gathering, dehydration and treating services and fees for compression services to Quest Midstream for each MMBtu of gas produced from our wells in the Cherokee Basin. The terms of some of our existing gas leases may not, and the terms of some of the gas leases that we may acquire in the future may not, allow us to charge the full amount of these fees to the royalty owners under the leases. We currently have leases covering approximately 116,000 net acres that generally permit only deductions for compression expenses, subject to certain exceptions. With respect to our remaining leases, we believe that we have the right to charge our royalty owners their proportionate share of the full amount of the fees due under the midstream services agreement. However, on August 3, 2007, certain mineral interest owners filed a putative class action lawsuit against Quest Cherokee that, among other things, alleges Quest Cherokee improperly charged certain expenses to the mineral and/or overriding royalty interest owners under leases covering the acres leased by Quest Cherokee in Kansas. We will be responsible for any judgments or settlements with respect to this litigation. To the extent that we are unable to charge the full amount of these fees to our royalty owners, it will reduce our net income and the cash available for distribution to our unitholders.

We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate sufficient revenue to allow us to pay distributions to our unitholders.

The gas and oil industry is intensely competitive with respect to acquiring prospects and productive properties, marketing gas and oil and securing equipment and trained personnel, and we compete with other companies that have greater resources. Many of our competitors are major and large independent gas and oil companies, and they not only drill for and produce gas and oil, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Our larger competitors also possess and employ financial, technical and personnel resources substantially greater than ours. These companies may be able to pay more for gas and oil properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, there is substantial competition for investment capital in the gas and oil industry. These larger companies may have a greater ability to continue drilling activities during periods of low gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material impact on our business activities, results of operations, financial condition and ability to make cash distributions to our unitholders.

We may have difficulty managing growth in our business.

Because of the relatively small size of our business, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we increase our activities and the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of required personnel could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, our operations and financial results could be adversely affected.

There are a variety of risks inherent in our operations that may generate liabilities, including contingent liabilities, and financial losses to us, such as:

•	damage to wells, pipelines, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks of gas or losses of gas as a result of the malfunction of equipment or facilities;

•	fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

Any of these or other similar occurrences could result in the disruption of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial revenue losses.

In accordance with typical industry practice, we currently possess property, business interruption and general liability insurance at levels we believe are appropriate; however, insurance against all operational risk is not available to us. We are not fully insured against all risks, including drilling and completion risks that are generally not recoverable from third parties or insurance. Pollution and environmental risks generally are not fully insurable. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets subsequent to the terrorist attacks on September 11, 2001 and the hurricanes in 2005 have made it more difficult for us to obtain certain types of coverage. There can be no assurance that we will be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.

Any amounts that we are required to pay as a result of our pending legal proceedings may affect our ability to pay distributions.

We are currently a party to several pending legal proceedings arising out of the conduct of our business. Please read “Legal Proceedings” under Item 3 of this report for a description of our material legal proceedings. Our Parent and its affiliates have also been named as defendants in a number of these proceedings. We will be responsible for any judgments or settlements resulting from these legal proceedings and have agreed to indemnify our Parent and its affiliates for any liability they may incur as a result of these legal proceedings. Any amounts that we are required to pay as a result of these legal proceedings would reduce our cash available for distribution to our unitholders. Our estimated cash available for distribution for the twelve months ending December 31, 2008, as set forth in our cash distribution policy described under “ Cash Distributions to Unitholders” in Item 5 of this report assumes no amounts are required to be paid by us with respect to these proceedings.

The credit and risk profile of our Parent could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.

The credit and business risk profiles of our Parent may be factors considered in our credit evaluations because our general partner controls our business activities, including our cash distribution policy and acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our Parent including the degree of its financial leverage and any dependence on cash flow from us to service its indebtedness.

If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage of our Parent, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service may consider the leverage and credit profile of our Parent and its affiliates because of their ownership interest in and control of us and the strong operational links between our Parent and us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make distributions to unitholders.

Our operations expose us to significant costs and liabilities with respect to environmental and operational safety matters applicable to gas and oil exploitation and production operations.

We may incur significant costs and liabilities as a result of environmental, health and safety requirements applicable to our gas and oil exploitation and production activities. These costs and liabilities could arise under a wide range of federal, state and local environmental, health and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for damages as a result of environmental and other impacts. Please read “Environmental Matters and Regulation” under Item 1 of this report for more information.

Strict, joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If we are not able to recover the resulting costs through insurance or increased revenues, our ability to make distributions to our unitholders could be adversely affected. Please read “Environmental Matters and Regulation” under Item 1 of this report for more information.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our gas and oil exploitation, development and production operations are subject to complex and stringent laws, rules and regulations. In order to conduct our operations in compliance with these laws, rules and regulations, we must obtain and maintain numerous permits, licenses, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws, rules and regulations. In addition, our costs of compliance may increase if existing laws, rules and regulations are revised or reinterpreted, or if new laws, rules and regulations become applicable to our operations.

The Cherokee Basin has been an active gas and oil producing region for a number of years. Many of our properties had abandoned oil and conventional gas wells on them at the time the current lease was entered into with the landowner. A number of these wells remain unplugged or were improperly plugged by a prior landowner or operator. Many of the former operators of these wells have ceased operations and cannot be located or do not have the financial resources to plug these wells. We believe that we are not responsible for plugging an abandoned well on one of our leases, unless we have used, attempted to use or invaded the abandoned well bore in our operations on the land or have otherwise agreed to assume responsibility for plugging the wells. The law is unsettled in the State of Kansas as to who has the responsibility to plug such abandoned wells and the KCC has issued a Show Cause Order in February 2007 requiring our operating company, Quest Cherokee, to demonstrate why it should not be held responsible for plugging 22 abandoned and unplugged oil wells on land covered by a gas lease that is owned and operated by Quest Cherokee in Wilson County, Kansas, and upon which Quest Cherokee has drilled and is operating a gas well. If it is ultimately determined that we are responsible for plugging all of the wells located on our leased acreage that were abandoned by former operators, the costs for plugging and abandoning those wells would increase our costs and decrease our cash available for distribution. At this time, we are unable to determine the total number of wells located on our leased acreage that have been abandoned by prior operators.

We may face unanticipated water disposal costs.

We are subject to regulation that restricts our ability to discharge water produced as part of our CBM gas production operations. Coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore, and our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether we can produce gas in commercial quantities. The produced water must be transported from the lease and injected into disposal wells. The availability of disposal wells with sufficient capacity to receive all of the water produced from our wells may affect our ability to produce our wells. Also, the cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability.

Where water produced from our projects fail to meet the quality requirements of applicable regulatory agencies, our wells produce water in excess of the applicable volumetric permit limits, the disposal wells fail to meet the requirements of all applicable regulatory agencies, or we are unable to secure access to disposal wells with sufficient capacity to accept all of the produced water, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:

•	we cannot obtain future permits from applicable regulatory agencies;

•	water of lesser quality or requiring additional treatment is produced;

•	our wells produce excess water;

•	new laws and regulations require water to be disposed in a different manner; or

•	costs to transport the produced water to the disposal wells increase.

Shortages of crews could delay our operations, adversely affect our ability to increase our reserves and production and reduce our cash available for distribution.

Higher gas and oil prices generally stimulate increased demand and result in increased wages for crews and personnel in our production operations. These types of shortages or wage increases could increase our costs and/or restrict or delay our ability to drill the wells and conduct the operations that we currently have planned. Any delay in the drilling of new wells or significant increase in labor costs could adversely affect our ability to increase our reserves and production and reduce our revenue and cash available for distribution. Additionally, higher labor costs could cause certain of our projects to become uneconomic and therefore not be implemented, reducing our production and cash available for distribution.

We depend on two customers for sales of all of our gas. To the extent these customers reduce the volumes of gas they purchase from us and are not replaced by new customers, our revenues and cash available for distribution could decline.

During the year ended December 31, 2007, we sold approximately 79% of our gas to ONEOK and 21% of our gas to Tenaska under sale and purchase contracts, which have indefinite terms but may be terminated by either party on 30 days’ notice, other than with respect to pending transactions, or less following an event of default. If either of these customers were to reduce the volume of gas it purchases from us, our revenue and cash available for distribution may decline to the extent we are not able to find new customers for our production.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our customers and by counterparties to our derivative contracts. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers and/or counterparties could reduce our ability to make distributions to our unitholders.

Certain of our undeveloped leasehold acreage is subject to leases that may expire in the near future.

As of December 31, 2007, we held gas leases on approximately 164,869 net acres in the Cherokee Basin that are still within their original lease term and are not currently held by production. Unless we establish commercial production on the properties subject to these leases during their term, these leases will expire. Leases covering approximately 4,928 net acres are scheduled to expire before December 31, 2008 and an additional 80,843 net acres are scheduled to expire before December 31, 2009. If our leases expire, we will lose our right to develop the related properties. We typically acquire a three-year primary term when the original lease is acquired, with an option to extend the term for up to three additional years, if the primary three-year term reaches expiration without a well being drilled to establish production for holding the lease.

Our identified drilling location inventories will be developed over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower cash from operations, which may impact our ability to pay distributions.

Our management has specifically identified drilling locations for our future multi-year drilling activities on our existing acreage. We have identified, as of December 31, 2007, approximately 800 gross proved undeveloped drilling locations and approximately 1,300 additional gross potential drilling locations. These identified drilling locations represent a significant part of our future development drilling program for the Cherokee Basin. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, gas prices, costs and drilling results. In addition, no proved reserves are assigned to any of the approximately 1,300 potential drilling locations we have identified and therefore, there may exist greater uncertainty with respect to the likelihood of drilling and completing successful commercial wells at these potential drilling locations. Our final determination of whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could have a significant adverse effect on our financial condition and results of operations.

We may incur losses as a result of title deficiencies in the properties in which we invest.

If an examination of the title history of a property reveals that a gas or oil lease has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would be worthless. In such an instance, the amount paid for such gas or oil lease or leases would be lost. It is our practice, in acquiring gas and oil leases, or undivided interests in gas and oil leases, not to incur the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of gas and oil lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. Prior to drilling a gas or oil well, however, it is the normal practice in the gas and oil industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed gas or oil well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. Our failure to obtain these rights may adversely impact our ability in the future to increase production and reserves.

On a small percentage of our acreage (less than 1.0%), the land owner in the past transferred the rights to the coal underlying their land to a third party. With respect to those properties we have obtained gas and oil leases from the owners of the oil, gas, and minerals other than coal underlying those lands. In Oklahoma and Kansas, the law is unsettled as to whether the owner of the gas rights or the coal rights is entitled to the CBM gas. We are currently involved in litigation with the owner of the coal rights on these lands to determine who has the rights to the CBM gas. In the event that the courts were to determine that the owner of the coal rights is entitled to extract the CBM gas, we would lose these leases and the associated wells and reserves. In addition, we may be required to reimburse the owner of the coal rights for some of the gas produced from those wells. For additional information regarding these legal proceedings, please read “Environmental Matters and Regulation” under Item 1 of this report and “Legal Proceedings” under Item 3 of this report.

We rely on our general partner and Quest Energy Service for our management. If our general partner or Quest Energy Service fails to or inadequately performs, our costs will increase and reduce our cash from operations and our ability to make cash distributions to you.

We rely on our general partner and Quest Energy Service for our management. We also expect that our general partner will provide us with assistance in hedging our production and acquisition services in respect of opportunities for us to acquire long-lived, stable and proved gas and oil reserves. Our Parent and its affiliates have no obligation to present us with potential acquisitions outside the Cherokee Basin, and, if they fail to do so, we will need to either seek acquisitions on our own or retain a third party to seek acquisitions on our behalf. In the long term, without further acquisitions, we will not be able to replace or grow our reserves, which would reduce our cash from operations and our ability to make cash distributions to you.

We depend on a limited number of key management personnel, who would be difficult to replace.

Our operations and activities are dependent to a significant extent on the efforts and abilities of management and key employees of our Parent, including our Chief Executive Officer Jerry Cash, Chief Operating Officer David Lawler and Chief Financial Officer David Grose. We maintain no key person insurance for either Messrs. Cash, Lawler or Grose. The loss of any member of our management or other key employees could negatively impact our ability to execute our strategy.

The amount of cash distributions that we will be able to distribute to unitholders will be reduced by the costs associated with being a public company, other general and administrative expenses and reserves that our general partner believes prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our unitholders, we must first pay or reserve cash for our expenses, including capital expenditures and the costs of being a public company and other operating expenses, and we may reserve cash for future distributions during periods of limited cash flows. The amount of cash we have available for distribution to our unitholders will be affected by our level of reserves and expenses, including the costs associated with being a public company.

If our general partner fails to develop or maintain an effective system of internal controls, then we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common units.

Our general partner has sole responsibility for conducting our business and for managing our operations. Effective internal controls are necessary for our general partner, on our behalf, to provide reliable financial reports, prevent fraud and operate us successfully as a public company. Although our general partner has implemented controls to prepare and review our financial statements, we cannot be certain that its efforts to develop and maintain its internal controls will be successful, that it will be able to maintain adequate controls over our financial processes and reporting in the future or that it will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our general partner’s internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which likely would have a negative effect on the trading price of our common units.

Risks Inherent in an Investment in Us

Our Parent controls our general partner, which conducts our business and manages our operations. Our Parent and its affiliates have conflicts of interest with us and limited fiduciary duties to us, which may permit them to favor their own interests to your detriment.

Our Parent owns and controls our general partner. The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to our Parent. Some of our general partner’s directors and executive officers are directors or officers of our Parent and Quest Midstream. Therefore, conflicts of interest may arise between our Parent and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•	neither our partnership agreement nor any other agreement requires our Parent to pursue a business strategy that favors us. Our Parent’s directors and officers have a fiduciary duty to make decisions in the best interests of the owners of our Parent, who include public shareholders. These decisions may be contrary to our interests;

•	our general partner is allowed to take into account the interests of parties other than us, such as our Parent, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	our general partner determines the amount and timing of operating expenditures, asset purchases and sales, capital expenditures, borrowings, repayments of indebtedness, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders and the general partner, including with respect to its incentive distribution rights, and the ability of the subordinated units to convert to common units;

•	our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

•	subject to the limitations in our omnibus agreement, our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our general partner has the ability in certain circumstances to cause us to borrow funds to pay distributions on its subordinated units and incentive distribution rights; and

•	our general partner controls the interpretation and enforcement of obligations owed to us by our general partner and its affiliates, including our omnibus agreement with our Parent, the midstream services agreement between us and Quest Midstream and Quest Midstream’s midstream omnibus agreement with our Parent.

Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to holders of our common units and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held under state law and restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. For example, our partnership agreement:

•	permits our general partner to make a number of decisions either in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•	generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith and that, in determining whether a transaction or resolution is “fair and reasonable”, our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•	provides that in resolving conflicts of interest, it will be presumed that in making its decision our general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

•	provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions, unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal.

Each common unitholder is bound by the provisions in the partnership agreement, including the provisions discussed above.

We do not have any officers and rely solely on officers of our general partner and employees of our Parent and its affiliates for the management of our business.

None of the officers of our general partner are employees of our general partner. We have entered into a management services agreement with Quest Energy Service, pursuant to which Quest Energy Service operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land and engineering. Affiliates of our Parent conduct businesses and activities of their own in which we have no economic interest, including businesses and activities relating to our Parent and Quest Midstream. As a result, there could be material competition for the time and effort of the officers and employees who provide services to our general partner, our Parent and its affiliates. In the event that the Pinnacle acquisition is consummated, our Parent will substantially increase its operations, which could result in increased competition for the time and effort of such officers and employees. If the officers of our general partner and the employees of our Parent and their affiliates do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

Unitholders have limited voting rights, are not entitled to elect our general partner or the directors of our general partner.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will not elect our general partner or our general partner’s board of directors, and will have no right to elect our general partner or our general partner’s board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, will be chosen by our Parent. Since our Parent also holds 57% of our aggregate outstanding common and subordinated units, the public unitholders will not have an ability to influence any operating decisions or to prevent us from entering into any transactions. Furthermore, the goals and objectives of our Parent and our general partner relating to us may not be consistent with those of a majority of the public unitholders.

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.

Unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units (including units held by our general partner and its affiliates) voting together as a single class is required to remove the general partner. Our general partner and its affiliates own 57% of our aggregate outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholder’s dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Our Parent may engage in competition with us.

Our Parent and its affiliates may engage in competition with us outside the Cherokee Basin. Pursuant to the omnibus agreement, our Parent and its subsidiaries agreed to give us a right to purchase any natural gas or oil wells or other natural gas or oil rights and related equipment and facilities that they acquire within the Cherokee Basin, but not including any midstream or downstream assets. Our Parent may acquire, develop or dispose of additional oil or gas properties or other assets outside of the Cherokee Basin in the future, without any obligation to offer us the opportunity to acquire any of those assets.

If our Parent does engage in competition with us it could have an adverse impact on our results of operations and ability to make distributions to our unitholders. For a description of the non-competition provisions of the omnibus agreement, please read “Certain Relationships and Related Party Transactions — Agreements Governing the Transactions — Omnibus Agreement” and “Certain Relationships and Related Party Transactions — Agreements Governing the Transactions — Management Services Agreement,” in each case, under Item 13 of this report.

We are restricted from engaging in businesses other than the exploration and development of gas and oil.

We will be subject to the midstream omnibus agreement dated as of December 22, 2006, but effective as of December 1, 2006, among Quest Midstream, Quest Midstream’s general partner, Quest Midstream’s operating subsidiary and our Parent so long as we are an affiliate of our Parent and our Parent or any of its affiliates controls Quest Midstream. Except for certain limited exceptions, the midstream omnibus agreement restricts us from engaging in the following businesses (each of which is referred to in this report as a “Restricted Business”):

•	the gathering, treating, processing and transporting of gas in North America;

•	the transporting and fractionating of gas liquids in North America;

•	any other midstream activities, including but not limited to crude oil storage, transportation, gathering and terminaling;

•	constructing, buying or selling any assets related to the foregoing businesses; and

•	any line of business other than those described in the preceding bullet points that generates “qualifying income”, within the meaning of Section 7704(d) of the Code, other than any business that is primarily engaged in the exploration for and production of oil or gas and the sale and marketing of gas and oil derived from such exploration and production activities.

These provisions will limit our flexibility to diversify into businesses other than the exploration and development of oil and gas, which may limit our ability to enter into different and potentially more profitable lines of business, and thus, adversely affect our ability to make distributions to our unitholders.

Our general partner has incentive distribution rights, which may incentivize it to cause us to distribute cash needed to develop our properties.

Our general partner has all of the incentive distribution rights entitling it to receive up to 23% of our cash distributions above certain target distribution levels in addition to its 2% general partner interest. This increased sharing in our distributions creates a conflict of interest for the general partner in determining whether to distribute cash to our unitholders or reserve it for reinvestment in the business and whether to borrow to pay distributions to our unitholders. Our general partner may have an incentive to distribute more cash than it would if its only economic interest in us were its 2% general partner interest. Furthermore, because of the commodity price sensitivity of our business, the general partner may receive incentive distributions due solely to increases in commodity prices as opposed to growth through development drilling or acquisitions.

Each quarter our general partner is required to deduct estimated maintenance capital expenditures from operating surplus, which may result in less cash available to unitholders than if actual maintenance capital expenditures were deducted.

Our partnership agreement requires our general partner to deduct our estimated, rather than actual, maintenance capital expenditures from operating surplus each quarter in an effort to reduce fluctuations in operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the conflicts committee at least once a year. In years when estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from operating surplus. On the other hand, if our general partner underestimates the appropriate level of estimated maintenance capital expenditures, we will have more cash available for distribution from operating surplus in the short term, including on the general partner’s incentive distribution rights, but will have less cash available for distribution from operating surplus in future periods when we have to increase our estimated maintenance capital expenditures to account for our previous underestimation.

Cost reimbursements due our general partner and its affiliates for services provided, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution to you.

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, as determined by our general partner. These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. Payments for these services will reduce the amount of cash available for distribution to unitholders. Please read “Certain Relationships and Related Party Transactions — Agreements Governing the Transactions — Omnibus Agreement” and “Certain Relationships and Related Party Transactions — Agreements Governing the Transactions — Management Services Agreement,” in each case, under Item 13 of this report.

Our general partner’s interest in us and control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the owner of our general partner from transferring all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby influence the decisions taken by the board of directors and officers of our general partner.

We may issue additional units, including units that are senior to the common units, without approval of our unitholders, which would dilute the existing ownership interests of our unitholders.

Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risks that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Our general partner may elect to cause us to issue Class B units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of our general partner or holders of our common units and subordinated units. This may result in lower distributions to holders of our common units in certain situations.

Our general partner has the right, at a time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled for each of the prior four consecutive fiscal quarters, to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.

In connection with resetting these target distribution levels, our general partner will be entitled to receive Class B units. The Class B units will be entitled to the same cash distributions per unit as our common units and will be convertible into an equal number of common units. The number of Class B units to be issued will be equal to that number of common units whose aggregate quarterly cash distributions equaled the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion; however, it is possible that our general partner could exercise this reset election at a time when it is experiencing, or may be expected to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued our Class B units, which are entitled to receive cash distributions from us on the same priority as our common units, rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new Class B units to our general partner in connection with resetting the target distribution levels related to our general partner’s incentive distribution rights.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

The NASDAQ Global Market does not require a listed limited partnership like us to comply with some of its listing requirements with respect to corporate governance requirements.

Because we are a limited partnership, the NASDAQ Global Market does not require us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ Global Market corporate governance requirements.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow our reserves and production.

Our partnership agreement provides that we will distribute all of our available cash each quarter. As a result, we will be dependent on the issuance of additional common units and other partnership securities and borrowings to finance our growth. A number of factors will affect our ability to issue securities and borrow money to finance growth, as well as the costs of such financings, including:

•	general economic and market conditions, including interest rates, prevailing at the time we desire to issue securities or borrow funds;

•	conditions in the gas and oil industry;

•	the market price of, and demand for, our common units;

•	our results of operations and financial condition; and

•	prices for gas and oil.

Our general partner has a limited call right that may require you to sell your units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. Our general partner and its affiliates own approximately 26% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units, our general partner and its affiliates will own approximately 57% of our aggregate outstanding common units.

The liability of our unitholders may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in Kansas and Oklahoma. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we may do business. Our unitholders could be liable for any and all of our obligations as if they were a general partner if a court or government agency determined that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•	a unitholder’s right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Sections 17-607 and 17-804 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are not liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our partnership agreement.

Common units held by persons who are not Eligible Holders will be subject to the possibility of redemption.

If we become subject to U.S. laws with respect to the ownership interests in oil and gas leases on federal lands, our general partner has the right under our partnership agreement to institute procedures, by giving notice to each of our unitholders, that would require transferees of common units and, upon the request of our general partner, existing holders of our common units to certify that they are Eligible Holders. As used herein, an Eligible Holder means a person or entity qualified to hold an interest in oil and gas leases on federal lands. As of the date hereof, Eligible Holder means: (1) a citizen of the United States, (2) a corporation organized under the laws of the United States or of any state thereof, (3) a public body, including a municipality or (4) an association of United States citizens, such as a partnership or limited liability company, organized under the laws of the United States or of any state thereof, but only if such association does not have any direct or indirect foreign ownership, other than foreign ownership of stock in a parent corporation organized under the laws of the United States or of any state thereof. Onshore mineral leases or any direct or indirect interest therein may be acquired and held by aliens only through stock ownership, holding or control in a corporation organized under the laws of the United States or of any state thereof. If these certification procedures are implemented, unitholders who are not persons or entities who meet the requirements to be an Eligible Holder will not receive distributions or allocations of income and loss on their units, and we will have the right to redeem the common units held by persons or entities who are not Eligible Holders at the then-current market price of the units. The redemption price would be paid in cash or by delivery of a promissory note, as determined by our general partner.

If we distribute cash from capital surplus, which is analogous of a return of capital, our minimum quarterly distribution rate will be reduced proportionately, and the distribution thresholds after which the incentive distribution rights entitle our general partner to an increased percentage of distributions will be proportionately decreased.

Our cash distribution will be characterized as coming from either operating surplus or capital surplus. Operating surplus generally means amounts we receive from operating sources, such as sale of our gas and oil production, less operating expenditures, such as production costs and taxes, and less estimated average capital expenditures, which are generally amounts we estimate we will need to spend in the future to maintain our production levels over the long term. Capital surplus generally means amounts we receive from non-operating sources such as sales of properties and issuances of debt and equity securities. Cash representing capital surplus, therefore, is analogous to a return of capital. Distributions of capital surplus are made to our unitholders and our general partner in proportion to their percentage interests in us, or 98% to our unitholders and 2% to our general partner, and will result in a decrease in our minimum quarterly distribution and a lower threshold for distributions on the incentive distribution rights held by our general partner.

Our partnership agreement allows us to add to operating surplus up to $25.9 million. As a result, a portion of this amount, which is analogous to a return of capital, may be distributed to our general partner as the holder of the incentive distribution rights, rather than to holders of common units as a return of capital.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, at the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us. We are unable to predict whether any of these changes, or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such a tax on us by any state will reduce the cash available for distribution to unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute. As a result, our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely affected, and the cost of any contest will reduce our cash available for distribution to unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in this report or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will reduce our cash available for distribution and thus will be borne indirectly by our unitholders and our general partner.

Tax gain or loss on disposition of our common units could be more or less than expected.

If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income they were allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to them if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. If our unitholders sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale. If the IRS successfully contests some tax positions we take, unitholders could recognize more gain on the sale of units than would be the case if those positions were sustained, without the benefit of decreased income in prior years.

Tax-exempt entities and foreign persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file

United States federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a foreign person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audits of, and adjustments to, unitholders’ tax returns.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For example, an exchange of 50% of our capital and profits could occur if, in any twelve-month period, holders of our subordinated and common units sell at least 50% of the interests in our capital and profits. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two tax returns (and unitholders receiving two Schedule K-1s) for one fiscal year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. If this occurs, you will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated and for future years as a percentage of the cash distributed to you with respect to such periods. Although the amount of the increase cannot be estimated because it depends upon numerous factors including the timing of the termination, the amount could be material. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.

We may adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the holders of incentive distribution rights and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and the holders of the incentive distribution rights. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the holders of the incentive distribution rights, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the holders of the incentive distribution rights and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Unitholders likely will be subject to state and local taxes and return filing requirements.

In addition to federal income taxes, unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, they may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in Kansas and Oklahoma. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is the unitholder’s responsibility to file all United States federal, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in our common units.

Item 1B.	Unresolved Staff Comments.

None.

Item 3.  Legal Proceedings.

Quest Cherokee and our indirectly owned subsidiary, Quest Cherokee Oilfield Service, LLC, are currently parties to various legal and governmental proceedings arising out of our operations in the normal course of business. The following is a summary of our material legal proceedings:

Quest Resource Corporation, Bluestem Pipeline, LLC, STP, Inc., Quest Cherokee, LLC, Quest Energy Service, LLC, Quest Midstream Partners, LP, Quest Midstream GP, LLC, and STP Cherokee, Inc. (now STP Cherokee, LLC) have been named Defendants in a lawsuit filed by Plaintiffs, Eddie R. Hill, et al. in the District Court for Craig County, Oklahoma (Case No. CJ-2003-30). Plaintiffs are royalty owners who are alleging underpayment of royalties owed to them. Plaintiffs also allege, among other things, that Defendants have engaged in self-dealing and breached fiduciary duties owed to Plaintiffs, and that Defendants have acted fraudulently toward the Plaintiffs. Plaintiffs also allege that the gathering fees and related charges should not be deducted in paying royalties. Plaintiffs’ claims relate to a total of 84 wells located in Oklahoma and Kansas. Plaintiffs are seeking unspecified actual and punitive damages. Defendants intend to defend vigorously against Plaintiffs’ claims.

STP, Inc., STP Cherokee, Inc. (now STP Cherokee, LLC), Bluestem Pipeline, LLC, Quest Cherokee, LLC, and Quest Energy Service, LLC (improperly named Quest Energy Services, LLC) have been named defendants in a lawsuit by Plaintiffs John C. Kirkpatrick and Suzan M. Kirkpatrick in the District Court for Craig County (Case No. CJ-2005-143). Plaintiffs allege that STP, Inc., et al., sold natural gas from wells owned by the Plaintiffs without providing the requisite notice to Plaintiffs. Plaintiffs further allege that Defendants failed to include deductions on the check stubs of Plaintiffs in violation of state law and that Defendants deducted for items other than compression in violation of the lease terms. Plaintiffs assert claims of actual and constructive fraud and further seek an accounting stating that if Plaintiffs have suffered any damages for failure to properly pay royalties, Plaintiffs have a right to recover those damages. Plaintiffs have not quantified their alleged damages. Discovery is ongoing and Defendants intend to defend vigorously against Plaintiffs’ claims.

Quest Cherokee Oilfield Services, LLC has been named in this lawsuit filed by Plaintiffs Segundo Francisco Trigoso and Dana Jara De Trigoso in the District Court of Oklahoma County, Oklahoma (Case No. CJ-2007-11079). Plaintiffs allege that Plaintiff Segundo Trigoso was injured while working for Defendant on September 29, 2006 and that such injuries were intentionally caused by Defendant. Plaintiffs seek unspecified damages for physical injuries, emotional injuries, loss of consortium and pain and suffering. Plaintiffs also seek punitive damages. Defendant intends to defend vigorously against Plaintiffs’ claims.

Quest Cherokee and Bluestem were named as defendants in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest

Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. The plaintiff has appealed the summary judgment and that appeal is pending. Quest Cherokee intends to defend vigorously against these claims.

Quest Cherokee was named as a defendant in a lawsuit (Case No. CJ-06-07) filed by plaintiff Central Natural Resources, Inc. on January 17, 2006, in the District Court of Craig County, Oklahoma. Central Natural Resources owns the coal underlying approximately 2,250 acres of land in Craig County, Oklahoma. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands, and has drilled and completed 20 wells that produce coal bed methane gas on those lands. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff seeks to quiet its alleged title to the coal bed methane and an accounting of the revenues from the coal bed methane gas produced by Quest Cherokee. Quest Cherokee contends it has valid leases from the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has answered the petition and discovery is ongoing. Quest Cherokee intends to defend vigorously against these claims.

Quest Cherokee was named as a defendant in a lawsuit (Case No. 05 CV 41) filed by Labette Energy, LLC in the District Court of Labette County, Kansas. Plaintiff claims to own a 3.2 mile gas gathering pipeline in Labette County, Kansas, and that Quest Cherokee used that pipeline without plaintiff’s consent. Plaintiff also contends that the defendants slandered its alleged title to that pipeline and suffered damages from the cancellation of their proposed sale of that pipeline. Plaintiff claims that they were damaged in the amount of $202,375. Discovery in that case is ongoing and Quest Cherokee intends to defend vigorously against the plaintiff’s claims.

Quest Cherokee is a counterclaim defendant in a lawsuit (Case No. 2006 CV 74) filed by Quest Cherokee in District Court of Labette County, Kansas. Quest Cherokee filed that lawsuit seeking a declaratory judgment that several oil and gas leases owned by Quest Cherokee are valid and in effect. In the counterclaim, defendants allege that those leases have expired by their terms and have been forfeited by Quest Cherokee. Defendants seek a declaration that those leases are null and void, statutory damages of $100, and their attorney’s fees. Discovery in that case is ongoing. Quest Cherokee intends to vigorously defend against those counterclaims.

Quest Cherokee was named as a defendant in a class action lawsuit (Case No. 07-1225-MLB) filed by several royalty owners in the U.S. District Court for the District of Kansas. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required interest. Quest Cherokee has answered the complaint and denied plaintiffs’ claims. Discovery in that case is ongoing. Quest Cherokee intends to defend vigorously against these claims.

Quest Cherokee has been named as a defendant in several lawsuits in which the plaintiff claims that an oil and gas lease owned and operated by Quest Cherokee has either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits are pending in the District Courts of Labette, Montgomery, and Wilson Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of February 28, 2008, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,090 acres. Discovery in those cases is ongoing. Quest Cherokee intends to vigorously defend against those claims.

Quest Cherokee was named in an Order to Show Cause issued by the Kansas Corporation Commission (the “KCC”) (KCC Docket No. 07-CONS-155-CSHO) filed on February 23, 2007. The KCC has ordered Quest

Cherokee to demonstrate why it should not be held responsible for plugging 22 abandoned oil wells on a gas lease owned and operated by Quest Cherokee in Wilson County, Kansas. Quest Cherokee denies that it is legally responsible for plugging the wells in issue and intends to vigorously defend against the KCC’s claims.

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position or results of operations. Like other natural gas and oil producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our units during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common units began trading on the NASDAQ Global Market under the symbol “QELP” commencing with our initial public offering on November 9, 2007. The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for 2007:

	Price Range		Cash Distribution
	High	Low	per Common Unit (1)

Fourth Quarter	$16.50	$13.90	$0.2043

(1)	On January 21, 2008, the board of directors of our general partner declared a cash distribution for the fourth quarter of 2007. The distribution was based on an initial quarterly distribution of $0.40 per unit, prorated for the period from and including November 15, 2007, the closing date of our initial public offering, through December 31, 2007. The distribution was paid on February 14, 2008 to unitholders of record at the close of business on February 7, 2008.

Record Holders

At the close of business on March 25, 2008, based upon information received from our transfer agent and brokers and nominees, we had five (5) common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

Cash Distributions to Unitholders

We intend to make cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our cash distribution policy is subject to restrictions on distributions under our credit facility. Our credit facility contains material financial tests and covenants that we must satisfy.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter:

•	less the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business, including reserves for future capital expenditures and our anticipated future credit needs;

•	comply with applicable law, any of our debt instruments or other agreements; or

•	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

•	plus, all additional cash and cash equivalents on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within 12 months other than from additional working capital borrowings.

Our general partner is entitled to 2% of all quarterly distributions that we make prior to our liquidation. The general partner’s 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 25%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.46 per unit per quarter.

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to the minimum quarterly distribution of $0.40 per common unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

The subordination period will extend until the first day of any quarter beginning after December 31, 2012 that each of the following tests are met:

•	distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the adjusted operating surplus (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

When the subordination period expires, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash. In addition, if the unitholders remove our general partner other than for cause and units held by our general partner and its affiliates are not voted in favor of such removal:

•	the subordination period will end and each subordinated unit will immediately convert into one common unit;

•	any existing arrearages in payment of the minimum quarterly distribution on the common units will be extinguished; and

•	the general partner will have the right to convert its general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.

If the tests for ending the subordination period are satisfied for any three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2010, 25% of the subordinated units will convert into an equal number of common units. Similarly, if those tests are also satisfied for any three consecutive, non-overlapping four-quarter periods ending on or after December 31, 2011, an additional 25% of the subordinated units will convert into an equal number of common units. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.

In addition to the early conversion of subordinated units described above, all of the subordinated units will convert into an equal number of common units on the first day of any quarter beginning after December 31, 2010 that each of the following tests are met:

•	distributions of available cash from operating surplus on each outstanding common unit, subordinated unit and the 2% general partner interest equaled or exceeded $2.00 (125% of the annualized minimum quarterly distribution) for each of the two consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the adjusted operating surplus generated during each of the two consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of a distribution of $2.00 per common unit (125% of the annualized minimum quarterly distribution) on all of the outstanding common and subordinated units and the 2% general partner interest during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

We will make distributions of available cash from operating surplus for any quarter during the subordination period in the following manner:

•	first, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•	third, 98% to the subordinated unitholders, pro rata, and 2% to the general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages below (which results in our general partner receiving incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below):

	Total Quarterly	Marginal Percentage Interest in Distributions
	Distributions Target	Limited	General
	Amount	Partner	Partner

Minimum quarterly distribution	$0.40	98%	2%
First target distribution	Up to $0.46	98%	2%
Second target distribution	Above $0.46, up to $0.50	85%	15%
Thereafter	Above $0.50	75%	25%

Securities Authorized For Issuance Under Equity Compensation Plans

We have one equity compensation plan for our employees, consultants and non-employee directors pursuant to which unit awards may be granted. No awards were granted under our long-term incentive plan in 2007. The following is a summary of the common units remaining available for future issuance under such plan as of December 31, 2007:

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	2,115,950

Total	—	—	2,115,950

For a description of our equity compensation plan, please see the discussion under Item 11 of this report.

Unregistered Sales of Equity Securities

In connection with our formation in July 2007, we issued a 2% general partnership interest to our general partner for $20 and a 98% limited partnership interest to our Parent for $980. Our Parent contributed $1,000 to our general partner in exchange for 100% of the member interests in our general partner. In connection with the closing of our initial public offering on November 15, 2007, we issued (i) 3,201,521 common units and 8,857,981 subordinated units to our Parent in exchange for its contribution of its ownership interest in Quest Cherokee to us, and (ii) 431,827 general partner units and incentive distribution rights (which represent the right to receive increasing percentages of quarterly distributions in excess of specified amounts) to our general partner in exchange for its contribution of its ownership interest in Quest Cherokee to us. Each subordinated unit will convert into one common unit as described above. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933. There were no other sales of our unregistered securities during 2007.

Purchases of Equity Securities

There were no purchases of our common units made by or on behalf of us or certain affiliated purchasers during the fourth quarter of 2007.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data of us and the Predecessor for the periods and as of the dates indicated. The selected financial data for the period from November 15, 2007 through December 31, 2007 are derived from our audited financial statements. The selected financial data for the period from January 1, 2007 through November 14, 2007 and as of November 14, 2007 and for the years ended and as of December 31, 2006 and 2005, the seven month transition period ended December 31, 2004 and the fiscal years ended May 31, 2004 and 2003 are derived from the audited financial statements of the Predecessor. The data are derived from our audited consolidated/carve out financial statements revised to reflect the reclassification of certain items. Comparability between years is affected by (1) changes in the annual average prices for oil and gas, (2) increased production from drilling and development activity, (3) significant acquisitions that were made during the fiscal year ended May 31, 2004, (4) the change in the fiscal year end on December 31, 2004, and (5) our initial public offering effective November 15, 2007.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated/carve out financial statements, including the notes, appearing in Items 7 and 8 of this report.

	Successor	Predecessor
	November 15	January 1
	Through	Through			7 Mos Ended
	December 31,	November 14,	Year Ended December 31,		December 31,	Fiscal Year Ended May 31,
	2007	2007	2006	2005	2004	2004	2003
	(Consolidated)	(Carve out)	(Carve out)	(Carve out)	(Carve out)	(Carve out)	(Carve out)
	($ in thousands, except per share data)

Statement of Operations Data:
Revenues:
Oil and gas sales	$15,842	$97,193	$65,551	$44,565	$24,201	$28,147	$8,345
Other revenue/expense	22	(45)	(83)	387	37	(904)	(908)

Total revenues	15,864	97,148	65,468	44,952	24,238	27,243	7,437
Costs and expenses:
Oil and gas production	3,579	24,416	21,208	14,388	5,389	5,003	1,979
Transportation expense	4,342	24,836	17,278	7,038	3,196	1,869	644
General and administrative	1,562	10,272	8,149	4,068	2,328	2,264	711
Provision for impairment of gas and oil properties	—	—	30,719	—	—	—	—
Depreciation and amortization	5,046	30,672	25,521	20,121	6,954	6,698	1,578

Total costs and expenses	14,529	90,196	102,875	45,615	17,867	15,834	4,912

Operating income (loss)	1,335	6,952	(37,407)	(663)	6,371	11,409	2,525
Other income (expense):
Change in derivative fair value	(6,082)	(420)	6,410	(4,668)	(1,487)	(2,013)	(4,867)
Gain (loss) on sale of assets	(18)	(310)	(7)	12	—	(6)	(3)
Interest expense, net	(13,746)	(25,413)	(16,545)	(19,873)	(7,702)	(6,403)	(438)

Total other expense	(19,846)	(26,143)	(10,142)	(24,529)	(9,189)	(8,422)	(5,308)

Income (loss) before cumulative effect of accounting change	(18,511)	(19,191)	(47,549)	(25,192)	(2,818)	2,987	(2,783)
Cumulative effect of accounting change, net of tax	—	—	—	—	—	(28)	—

Net income (loss)	(18,511)	(19,191)	$(47,549)	$(25,192)	$(2,818)	$2,959	$(2,783)

General partner’s interest in net (loss)	$(370)

Limited partners’ interest in net (loss)	$(18,141)

Net (loss) per limited partner unit:
Common units (basic and diluted)	$(6.80)

Subordinated units (basic and diluted)	$(6.80)

Cash distribution per unit	$—

Cash Flow Data:
Net cash provided by (used in) operating activities	$(13,732)	$22,829	$11,183	$584	$18,778	$15,701	$3,306
Net cash used in investing activities	(7,603)	(98,490)	(117,194)	(51,645)	(28,075)	(125,482)	(8,397)
Net cash provided by (used in) financing activities	31,505	54,327	124,818	47,141	26,280	111,060	7,203
Balance Sheet Data:
Total assets	$359,246		$311,718	$217,650	$178,332	$149,651	$23,264
Long-term debt, net of current maturities	94,042		225,245	75,889	148,747	126,766	10,575
Partners’ equity (deficit)	228,760		51,091	69,547	(3,877)	(1,730)	6,521

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of the financial condition and results of operations for the Predecessor and us in conjunction with the historical financial statements and accompanying notes of the Predecessor and the financial statements for Quest Energy Partners, L.P. included in “Financial Statements and Supplementary Data” under Item 8 of this report.

Overview

We are a Delaware limited partnership formed in July 2007 by our Parent to acquire, exploit and develop oil and natural gas properties. Effective November 15, 2007, we consummated the initial public offering of 9,100,000 common units. In connection with the closing of our offering, we entered into a contribution agreement with our general partner, our Parent, Quest Cherokee and a couple of our Parent’s subsidiaries, pursuant to which, among other things, Quest Cherokee (which owned all of the Cherokee Basin gas and oil leases) and its subsidiary, Quest Cherokee Oilfield Service, LLC (“QCOS”) (which owned all of the Cherokee Basin field equipment and vehicles), were contributed to us.

As of December 31, 2007, our properties had 211.1 Bcfe of net proved reserves, of which approximately 99% were CBM and 66.9% were proved developed. We operate over 99% of our existing wells, with an average net working interest of 58% and an average net revenue interest of approximately 82%. We believe we are the largest producer of natural gas in the Cherokee Basin with an average net daily production of 46.7 Mmcfe for the year ended December 31, 2007. Our estimated net proved reserves at December 31, 2007 had estimated future net revenues discounted at 10%, which we refer to as the “standardized measure,” of $322.5 million. Our reserves are long-lived, with an average proved reserve-to-production ratio of 12.3 years (8.12 years for our proved developed properties) as of December 31, 2007. Our typical Cherokee Basin CBM well has a predictable production profile and a standard economic life of approximately 15 years.

At December 31, 2007, we had an interest in 2,254 natural gas and oil leases on approximately 583,000 gross acres, located in the Cherokee Basin. Management believes that the proximity of the 1,994 miles of Quest Midstream owned gas gathering pipeline network to these natural gas and oil leases will enable us to develop new producing wells on many of our undeveloped properties. We have currently identified approximately 2,100 additional gross natural gas well drilling sites on our undeveloped acreage, of which 800 are classified as proved undeveloped. With approximately 325 wells planned to be drilled during each of 2008 and 2009, we are positioned for significant growth in natural gas production, revenues and net income. However, no assurance can be given that we will be able to achieve our anticipated rate of growth or that adequate sources of capital will be available.

The results of our drilling and well development program for calendar year 2007 included the drilling of 575 new gas wells (gross), the connecting of 575 new gas wells (gross) to Quest Midstream’s gas gathering system, and the recompletion of 50 wells from single seam to multi-seam wells.

In early February 2008, we purchased 1,200 acres in Seminole County, Oklahoma from Landmark Energy for $9.5 million. The oil producing properties have estimated reserves of 712,000 Bbl, all of which are proved developed producing.

Our Initial Public Offering

Effective November 15, 2007, we completed our initial public offering of 9.1 million common units at a price of $18.00 per unit. Total proceeds from the sale of the common units in the initial public offering were $163.8 million, before underwriting discounts, a structuring fee and offering costs, of approximately $10.6 million, $0.4 million and $1.5 million, respectively. At the closing of our initial public offering, our Parent transferred their ownership interest in Quest Cherokee and QCOS in exchange for 3,201,521 common units and 8,857,981 subordinated units and a 2% general partner interest. On November 9, 2007, the Partnership’s common units began trading on the NASDAQ Global Market under the symbol “QELP”. We used the net proceeds of $151.2 million to repay a portion of our outstanding indebtedness.

2008 Outlook

For 2008, we have budgeted approximately $41.0 million to drill and complete an estimated 325 gross wells and recomplete an estimated 52 gross wells, as well as an additional $37.5 million for acreage, equipment and vehicle replacement and purchases and salt water disposal facilities. We have identified our drilling locations for 2008 and many of these wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2007 reserve report. As of December 31, 2007, we had an inventory of approximately 212 drilled CBM wells awaiting connection to the gathering system of Quest Midstream. It is our intention to focus on the development of CBM reserves that can be immediately served by Quest Midstream’s gathering system.

Our acreage is currently being developed utilizing primarily 160-acre spacing. However, several of our competitors are currently developing their CBM reserves in the Cherokee Basin on 80-acre spacing. We are currently conducting a pilot program to test the development of a portion of our acreage using 80-acre spacing. If our pilot project is successful, we could significantly increase the number of CBM drilling locations which are present on our acreage.

Gas prices have been volatile over the last three years. We anticipate a continued favorable commodity price environment for 2008. Significant factors that will impact near-term gas prices include the following:

•	the domestic and foreign supply of gas;

•	the price and quantity of imports of foreign natural gas;

•	overall domestic and global economic conditions;

•	the consumption pattern of industrial consumers, electricity generators and residential users;

•	weather conditions;

•	the level of domestic natural gas inventories;

• technological advances affecting energy consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of gas pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

A substantial portion of our estimated gas production from our proved developed producing reserves is currently hedged through December 2010, and we intend to continue to enter into commodity derivative transactions to mitigate the impact of price volatility on our gas and oil revenues.

We believe that current gas prices will continue to cause relatively high levels of gas-related drilling in the United States as producers seek to increase their level of gas production. Although the number of gas wells drilled in the United States has increased overall in recent years, a corresponding increase in production has not been realized, primarily as a result of smaller discoveries and the decline in production from existing wells. We believe that an increase in United States drilling activity, additional sources of supply such as liquefied natural gas, and imports of natural gas will be required for the gas industry to meet the expected increased demand for, and to compensate for the slowing production of, gas in the United States.

We expect to fund our 2008 capital expenditures utilizing a combination of cash flow from operations, additional borrowings and/or the issuance of debt or equity. We also estimate that we will have sufficient cash flow from operations after funding maintenance capital expenditures, but not including expansion capital expenditures, to enable us to make our initial quarterly distribution to unitholders for each quarter for the twelve months ending December 31, 2008. Please read “— Liquidity and Capital Resources” below and “Market for Registrant’s Common Equity Related to Unitholder Matters and Issuer Purchases of Equity Securities — Cash Distributions to Unitholders” under Item 5 of this report.

We intend to pursue acquisition opportunities, but expect to confront intense competition for these assets. We believe that our structure as a pass-through vehicle for tax purposes will allow us to have a lower cost of capital for acquisition opportunities than many of our taxable competitors.

Factors That Significantly Affect Comparability of Our Results

Our future results of operations and cash flows could differ materially from the historical results of the Predecessor due to a variety of factors, including the following:

Outstanding Indebtedness.  The Predecessor had significantly more indebtedness ($260.0 million as of November 14, 2007) than the $94 million of indebtedness that we had at December 31, 2007. In addition, the average interest rate on the indebtedness of the Predecessor for the period from January 1, 2007 through November 14, 2007 was 11.2% as compared to the interest rate at December 31, 2007 under our current credit facility of 7.75% (LIBOR plus 1.5%).

Purchase of Derivatives.  For the years ended December 31, 2005, 2006 and 2007, fixed price contracts hedged approximately 89.0%, 61.0% and 63.2%, respectively, of the Predecessor’s gas production. We have entered into derivative contracts with respect to approximately 80% of our estimated proved developed producing production through the fourth quarter of 2010 in order to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in gas prices and interest rates. As of December 31, 2007, we had fixed price swaps and collars covering 40% and 40%, respectively, of our estimated net gas production from proved developed producing reserves in 2008. In addition, for 2009 and 2010, we have fixed price swaps covering 80% and 80%, respectively, of our estimated net gas production from proved developed producing reserves. Because a significant portion of the estimated increase in our net production will come from the development of new wells, our derivative contracts cover a smaller percentage of our total estimated production. For example, the derivative contracts for 2008 cover approximately 58% of our total estimated net production for 2008. By removing a significant portion of price volatility of our future gas production we have mitigated, but not eliminated, the potential effects of changing gas prices on our cash flows from operations for those periods.

Midstream Services Agreement.  Prior to the formation of Quest Midstream in December 2006, a wholly-owned subsidiary of our Parent provided us with gas gathering, treating, dehydration and compression services pursuant to a gas transportation agreement that was entered into in December 2003. Since these services were being provided by one wholly owned subsidiary of our Parent to another wholly-owned subsidiary, no amendments were made to this prior contract to reflect increases in the costs of providing these services. As part of the formation of Quest Midstream, our Parent and Quest Midstream entered into the midstream services agreement, which provided for negotiated fees for these services that were significantly higher than those that had been previously paid.

Under the midstream services agreement, Quest Midstream was paid $0.50 per MMBtu of gas for gathering, dehydration and treating services and $1.10 per MMBtu of gas for compression services during 2007. These fees are subject to annual adjustment based on changes in gas prices and the producer price index. Such fees will never be reduced below these initial rates and are subject to renegotiation upon the exercise of each five-year extension period. Under the terms of some of our gas leases, we may not be able to charge the full amount of these fees to royalty owners, which would increase the average fees per MMBtu that we effectively pay under the midstream services agreement. For 2008, the fees will be $0.51 per MMBtu of gas for gathering, dehydration and treating services and $1.13 per MMBtu of gas for compression services.

For more information about the midstream services agreement, please read “Business — Gas Gathering” under Item 1 of this report.

Results of Operations

The discussion of the results of operations and period-to-period comparisons presented below includes the historical results of the Predecessor. As discussed above under “— Factors That Significantly Affect Comparability of Our Results”, the Predecessor’s historical results of operations and period-to-period comparisons of its results may not be indicative of our future results.

Years Ended December 31, 2007 and 2006

Our results of operations for the year ended December 31, 2007 are derived from the combination of the results of the operations of the Predecessor for the period from January 1, 2007 through November 14, 2007 and the results of our operations for the period from November 15, 2007 through December 31, 2007.

Overview.  The following table summarizes the results of operations for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006	Increase/(Decrease)
	($ in thousands)

Oil and gas sales	$113,035	$65,551	$47,484	72.4%
Other revenue/(expense)	$(23)	$(83)	$60	72.3%
Oil and gas production costs	$27,995	$21,208	$6,787	32.0%
Transportation expense	$29,178	$17,278	$11,900	68.9%
Depreciation, depletion and amortization	$35,718	$25,521	$10,197	40.0%
General and administrative expenses	$11,834	$8,149	$3,685	45.22%
Change in derivative fair value	$(6,502)	$6,410	$(12,912)	(201.4)%
Impairment charge	$—	$30,719	$(30,719)	(100.0)%
Interest expense	$39,575	$16,935	$22,640	133.7%

Production.  The following table presents the primary components of revenues (gas and oil production and average gas and oil prices), as well as the average costs per Mcfe, for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006	Increase/(Decrease)
	($ in thousands)

Production Data:
Total production (MMcfe)	17,148	12,341	4,807	39.0%
Average daily production (MMcfe/d)	47.0	33.8	13.2	39.0%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$6.17	$5.95	$0.22	3.6%
Including hedges	6.59	5.31	1.27	24.1%
Average Unit Costs per Mcfe:
Production costs	$1.63	$1.84	$(0.21)	(11.4)%
Transportation expense	$1.69	$1.40	$0.29	20.7%
Depreciation, depletion and amortization	2.10	2.05	0.05	2.4%

Oil and Gas Sales.  Oil and gas sales of $113.0 million for the year ended December 31, 2007 represents an increase of 73% when compared to oil and gas sales of $65.6 million for the year ended December 31, 2006. The increase in oil and gas sales from $65.6 million for the year ended December 31, 2006 to $113.0 million for the year ended December 31, 2007 resulted from the additional wells completed during the past twelve months. The additional wells completed contributed to the production of 17,148 Mmcfe of net gas for the year ended December 31, 2007, as compared to 12,341 net Mmcfe produced for the year ended December 31, 2006. Our product prices before hedge settlements on an equivalent basis (mcfe) increased from $5.95 per Mcfe average for the 2006 period to $6.17 per Mcfe average for the 2007 period. Accounting for hedge settlements, the product prices increased from $5.31 per Mcfe average for the 2006 period to $6.59 per Mcfe average for the 2007 period.

Other Revenue/(Expense).  Other expense for the year ended December 31, 2007 was $23,000 as compared to other expense of $83,000 for the year ended December 31, 2006, that was due to a reduction in overhead and pumper fees.

Operating Expenses.  Operating expenses, which consist of oil and gas production costs and transportation expense, were $57.2 million for the year ended December 31, 2007, as compared to $38.5 million for the year ended December 31, 2006, an increase of $18.7 million, or 48.6%. Oil and gas production costs for the year ended December 31, 2007 were $28.0 million as compared to $21.2 million for the year ended December 31, 2006, an increase of $6.8 million, or 32%. Production costs, excluding gross production and ad valorem taxes, were $1.27 per Mcfe for 2007 compared to $1.29 per Mcfe for the year ended December 31, 2006. Production costs, inclusive of gross production and ad valorem taxes, were $1.63 per Mcfe for the 2007 period as compared to $1.84 per Mcfe for the year ended December 31, 2006 period, representing an 11% decrease. This decrease was a result of the higher production volumes for the year ended December 31, 2007 and the benefits from certain cost cutting programs started during the third quarter of 2007.

Transportation expense increased from $1.40 per Mcfe for 2006 to $1.69 per Mcfe for 2007. This increase resulted from the midstream services agreement with Quest Midstream that became effective December 1, 2006, which provided for a fixed transportation fee that was higher than the fees in the year earlier period.

Depreciation, Depletion and Amortization.  We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties. Our depletion of gas and oil properties as a percentage of oil and gas sales was 32% in the year ended December 31, 2007 compared to 39% in 2006. Increases in our depletable basis and production volumes caused depletion expense to increase $10.2 million to $35.7 million in 2007 compared to $25.5 million in 2006. Depreciation and amortization expense was $327,000 in the year ended December 31, 2007 compared to $209,000 in 2006. The increase of $118,000, or 56%, is due to additional vehicles, equipment, and facilities acquired during 2007. Depreciation, depletion and amortization expense was $2.10 per Mcfe in 2007 compared to $2.05 per Mcfe in 2006.

General and Administrative Expenses.  General and administrative expenses increased to approximately $11.8 million for the year ended December 31, 2007 from $8.1 million in the year ended December 31, 2006 due to an increase in board fees, professional fees, Nasdaq listing fees, travel expenses for presentations to increase our visibility with investors, larger corporate offices, increased staffing to support the higher levels of development and operational activity and the added resources to enhance our internal controls. General and administrative expenses per Mcfe of gas produced was $0.69 for the year ended December 31, 2007 compared to $0.66 for the year ended December 31, 2006.

Change in Derivative Fair Value.  Change in derivative fair value was a non-cash loss of $6.5 million for the year ended December 31, 2007, which included an $11.3 million loss attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $4.8 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash gain of $6.4 million for the year ended December 31, 2006, which included a $12.2 million gain attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133, settlements due to ineffective cash flow hedges of $10.2 million and a gain of $4.4 million relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

Impairment Charge.  In the year ended December 31, 2006, we recognized a $30.7 million provision for impairment of oil and gas properties from a full cost pool ceiling write-down, primarily as a result of declines in estimated reserves due to the prevailing market prices of oil and gas at the measurement date.

Interest Expense.  Interest expense increased to approximately $39.6 million for the year ended December 31, 2007 from $16.9 million for the year ended December 31, 2006 (inclusive of a $9.5 million write-off of debt issue costs realized in connection with the refinancing of our credit facilities in 2007). Excluding the write-off of debt issue costs in 2007, the approximate $13.2 million increase in interest expense in 2007 was due to higher average outstanding borrowings and the loan prepayment penalties.

Years Ended December 31, 2006 and 2005

Overview.  The following table summarizes the results of operations for the fiscal years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005	Increase/(Decrease)
	($ in thousands)

Oil and gas sales	$65,551	$44,565	$20,986	47.1%
Other revenue/(expense)	$(83)	$387	$(470)	121.4%
Oil and gas production costs	$21,208	$14,388	$6,820	47.4%
Transportation expense	$17,278	$7,038	$10,240	145.5%
Depreciation, depletion and amortization	$25,521	$20,121	$5,400	26.8%
General and administrative expenses	$8,149	$4,068	$4,081	100.3%
Change in derivative fair value	$6,410	$(4,668)	$11,078	237.3%
Impairment charge	$30,719	$—	$30,719	100.0%
Interest expense	$16,935	$19,919	$(2,984)	(15.0)%

Production.  The following table presents the primary components of revenues (gas and oil production and average gas and oil prices), as well as the average costs per Mcfe, for the fiscal years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005	Increase/(Decrease)

Production Data:
Total production (MMcfe)	12,341	9,620	2,721	28.3%
Average daily production (MMcfe/d)	33.8	26.4	7.4	28.0%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$5.95	$7.45	$(1.50)	(20.1)%
Including hedges	5.31	4.63	0.68	14.7%
Average Unit Costs per Mcfe:
Production costs	$1.84	$1.50	$0.34	22.7%
Transportation expense	$1.40	$0.73	$0.67	91.8%
Depreciation, depletion and amortization	2.05	2.14	(0.09)	(4.2)%

Oil and Gas Sales.  Oil and gas sales were $65.6 million for the year ended December 31, 2006 as compared to $44.6 million for the year ended December 31, 2005, an increase of $21.0 million, or 47.1%. The increase resulted from the additional wells completed during 2006. The additional wells completed contributed to the production of 12,341 Mmcfe net gas for the year ended December 31, 2006, as compared to 9,620 Mmcfe produced for the year ended December 31, 2005. Our product prices before hedge settlements on an equivalent basis (Mcfe) decreased from $7.45 per Mcfe on average for the 2005 period to $5.95 per Mcfe on average for the 2006 period. Accounting for hedge settlements, the product prices increased from $4.63 per Mcfe on average for the 2005 period to $5.31 per Mcfe on average for the 2006 period.

Other Revenue/(Expense).  Other expense for the year ended December 31, 2006 was $83,000 that resulted from an adjustment of overhead fees and pumper fees as compared to other revenue of $387,000 for the year ended December 31, 2005, that was primarily the result of an adjustment of overhead fees.

Operating Expenses.  Operating expenses, which consist of oil and gas production costs and transportation expense, were $38.5 million for the year ended December 31, 2006 as compared to $21.4 million for the year ended December 31, 2005, an increase of $17.1 million, or 79.6%. Oil and gas production costs for the year ended December 31, 2006 were $21.2 million as compared to $14.4 million for the year ended December 31, 2005, an increase of $6.8 million, or 47.4%. Production costs, excluding gross production and ad valorem taxes, were $1.28 per Mcfe for 2006 compared to $0.98 for the year ended December 31, 2005. Production costs, inclusive of gross production and ad valorem taxes, were $1.84 per Mcfe for the 2006 period as compared to $1.50 per Mcfe for the year ended December 31, 2005 period, representing a 23% increase. This increase was a result of increased property taxes on wells in the State of Kansas, increased gross production taxes from increased production volumes, decreased field payroll allocated to capital expenditures and an increase in our treating program to reduce pump failures.

Transportation expense increased from $0.73 per Mcf for 2005 to $1.40 per Mcf for 2006. This increase resulted from increases in compression rental and property taxes assessed on pipelines and related equipment.

Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization costs increased to $25.5 million in 2006 from $20.1 million in 2005 as a result of the increased number of producing wells developed, the higher volumes of gas and oil produced and the resulting increased depletion rate.

General and Administrative Expenses.  General and administrative expenses increased by $4.1 million, or 100.3%, to $8.1 million for the year ended December 31, 2006 from $4.1 million in the year ended December 31, 2005 due to an increase in professional fees, travel expenses, increased staffing to support the higher levels of development and operational activity and the added resources to enhance our internal controls and financial reporting. General and administrative expenses per Mcfe of gas produced was $0.70 for the year ended December 31, 2006 compared to $0.50 for the year ended December 31, 2005.

Interest Expense.  Interest expense decreased by $3.0 million, or 15.0%, to $16.9 million for the year ended December 31, 2006 from $19.9 million for the year ended December 31, 2005 (inclusive of a $4.3 million write-off of debt issue costs realized in connection with the refinancing of our credit facilities in 2005). Excluding the write-off of debt issue costs in 2005, the approximate $3.0 million increase in interest expense in 2006 was due to higher average outstanding borrowings, partially offset by lower average interest rates under our credit facilities that were entered into in November 2005.

Change in Derivative Fair Value.  Change in derivative fair value was a non-cash gain of $6.4 million for the year ended December 31, 2006, which included a $12.2 million gain attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $4.4 million relating to hedge ineffectiveness. Change in derivative fair value was a non-cash net loss of $4.7 million for the year ended December 31, 2005, which included a $0.9 million net gain attributable to the change in fair value for certain cash flow hedges that did not meet the effectiveness guidelines of SFAS 133 for the period, a $103,000 net gain attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a loss of $5.7 million relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.

Impairment Charge.  In the year ended December 31, 2006 we recognized a $30.7 million provision for impairment of oil and gas properties from a full cost pool ceiling write-down, primarily as a result of declines in estimated reserves due to the prevailing market prices of oil and gas at the measurement date.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash generated from our operations, amounts available under our revolving credit facility described below and funds from future private and public equity and debt offerings.

At December 31, 2007, Quest Energy had $66 million of availability under its revolving credit facility, which was available to fund the drilling and completion of additional gas wells, the recompletion of single seam wells into multi-seam wells, the acquisition of additional acreage, equipment and vehicle replacement and purchases and the construction of salt water disposal facilities.

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

Because of the seasonal nature of gas and oil, we may make short-term working capital borrowings in order to level out our distributions during the year. In addition, a substantial portion of our production is hedged. We are generally required to settle our commodity hedges on either the 5th or 25th day of each month. As is typical in the gas and oil business, we do not generally receive the proceeds from the sale of the hedged production around the 25th day of the following month. As a result, when gas and oil prices increase and are above the prices fixed in our derivative contracts, we will be required to pay the hedge counterparty the difference between the fixed price in the hedge and the market price before we receive the proceeds from the sale of the hedged production. If this were to occur, we may make working capital borrowings to fund our distributions. Because we will distribute our available cash, we will not have those amounts available to reinvest in our business to increase our reserves and production. Because we will distribute a substantial amount of our cash flows (after making principal and interest payments on our indebtedness) rather than reinvest those cash flows in our business, we may not grow as quickly as other companies or at all.

Future Capital Expenditures

We plan to make substantial capital expenditures in the future for the acquisition, exploitation and development of gas and oil properties. During 2008, we intend to focus on drilling and completing up to 325 new wells in the Cherokee Basin. Management currently estimates that it will require for 2008 and 2009 capital investments of:

•	$41.0 million to drill and complete these wells and recomplete an estimated 52 gross wells in the Cherokee Basin; and

•	$37.5 million for acreage, equipment and vehicle replacement and purchases and salt water disposal facilities in the Cherokee Basin.

Our capital expenditures will consist of the following:

•	maintenance capital expenditures, which are those capital expenditures required to maintain our production levels and asset base over the long term; and

•	expansion capital expenditures, which are those capital expenditures that we expect will increase our production of our gas and oil properties, our asset base over the long term.

We intend to finance future maintenance capital expenditures generally from cash flow from operations and expansion capital expenditures generally with borrowings under our new credit facility and/or the issuance of debt or equity.

In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we would reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means. We cannot assure unitholders that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our anticipated credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.

Cash Flows

Cash Flows from Operating Activities.  Net cash provided by operating activities totaled $9.1 million for the year ended December 31, 2007 as compared to net cash provided by operations of $11.2 million for the year ended December 31, 2006. This decrease resulted from a net loss of $37.7 million, a change in derivative fair value, an increase in accounts receivable and accounts payable and an increase in revenue payable and other receivables.

Cash Flows Used in Investing Activities.  Net cash used in investing activities totaled $106.1 million for the year ended December 31, 2007 as compared to $117.2 million for the year ended December 31, 2006. During the year ended December 31, 2007, a total of approximately $106.1 million of capital expenditures was invested as follows: $89.4 million was invested in new natural gas wells and properties, $13.2 million in acquiring leasehold and $3.5 million in other additional capital items.

Cash Flows from Financing Activities.  Net cash provided by financing activities totaled $85.8 million for the year ended December 31, 2007 as compared to $124.8 million for the year ended December 31, 2006.

Credit Facility

Please read Note 4. Long-Term Debt to the notes to our consolidated/carve out financial statements in Item 8 of this report for a description of our credit facility and other long-term indebtedness.

Contractual Obligations

Future payments due on our contractual obligations as of December 31, 2007 are as follows:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Revolving Credit Facility	$94,000	$—	$—	$94,000	$—
Notes Payable	708	666	30	12	—
Interest expense obligation(1)	35,356	7,304	14,583	13,465	4
Drilling contractor	4,241	4,241	—	—	—
Asset retirement obligations	1,700	—	—	—	1,700
Derivatives	13,827	8,241	5,586	—	—

Total	$149,832	$20,452	$20,199	$107,477	$1,704

(1)	The interest payment obligation was computed using the LIBOR interest rate as of December 31, 2007. If the interest rate were to change 1%, then the interest payment obligation would change by $4.6 million.

In addition, we entered into a management services agreement with Quest Energy Service, pursuant to which Quest Energy Service, through its affiliates and employees, carry out the directions of our general partner and provide us with legal, accounting, finance, tax, property management, engineering and risk management services. Quest Energy Service may additionally provide us with acquisition services in respect of opportunities for us to acquire long-lived, stable and proved gas and oil reserves.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Readers of this report and users of the information contained in it should be aware of how certain events may impact our financial results based on the accounting policies in place. The two policies we consider to be the most significant are discussed below.

The selection and application of accounting policies is an important process that changes as our business changes and as accounting rules are developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules and the use of judgment to the specific set of circumstances existing in our business.

The sensitivity analyses used below are not intended to provide a reader with our predictions of the variability of the estimates used. Rather, the sensitivities used are included to allow the reader to understand a general cause and effect of changes in estimates.

Accounting for Derivative Instruments and Hedging Activities

We use commodity price and financial risk management instruments to mitigate our exposure to price fluctuations in gas and oil and changes in interest rates. Recognized gains and losses on derivative contracts are reported as a component of the related transaction. Results of gas and oil derivative transactions are reflected in oil and gas sales, and results of interest rate hedging transactions are reflected in interest expense. The changes in the fair value of derivative instruments not qualifying for designation as either cash flow or fair value hedges that occur prior to maturity are reported currently in the statement of operations as unrealized gains (losses) within oil and gas sales or interest expense. Cash flows from derivative instruments are classified in the same category within the statement of cash flows as the items being hedged, or on a basis consistent with the nature of the instruments.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in oil and gas sales. For derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Differences between the changes in the fair values of the hedged item and the derivative instrument, if any, represent gains or losses on ineffectiveness and are reflected currently in interest expense. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are also recognized currently in earnings.

One of the primary factors that can have an impact on our results of operations is the method used to value our derivatives. We have established the fair value of all derivative instruments using estimates determined by our counterparties and subsequently confirmed the fair values internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, time to maturity and credit risk. The values we report in our financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

Another factor that can impact our results of operations each period is our ability to estimate the level of correlation between future changes in the fair value of the hedge instruments and the transactions being hedged, both at inception and on an ongoing basis. This correlation is complicated since energy commodity prices, the primary risk we hedge, have quality and location differences that can be difficult to hedge effectively. The factors underlying our estimates of fair value and our assessment of correlation of our hedging derivatives are impacted by actual results and changes in conditions that affect these factors, many of which are beyond our control.

Due to the volatility of gas and oil prices and, to a lesser extent, interest rates, our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments. As of December 31, 2005, 2006 and 2007, the net market value of our derivatives was a liability of $61.7 million, an asset of $2.9 million and a liability of $5.5 million, respectively. With respect to our derivative contracts relating to periods after December 31, 2007, an increase or decrease in natural gas prices of $0.10 per MMBtu would decrease or increase the estimated fair value of our derivative contracts by approximately $3.1 million.

Gas and Oil Properties

The accounting for our business is subject to special accounting rules that are unique to the gas and oil industry. There are two allowable methods of accounting for oil and gas business activities: the successful efforts method and the full-cost method. We follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities.

Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of gas and oil properties are generally calculated on a well by well or lease or field basis versus the aggregated “full cost” pool basis. Additionally, gain or loss is generally recognized on all sales of gas and oil properties under the successful efforts method. As a result, our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher gas and oil depreciation, depletion and amortization rate, and we will not have exploration expenses that successful efforts companies frequently have.

Under the full-cost method, capitalized costs are amortized on a composite unit-of-production method based on proved gas and oil reserves. Depreciation, depletion and amortization expense is also based on the amount of estimated reserves. If we maintain the same level of production year over year, the depreciation, depletion and amortization expense may be significantly different if our estimate of remaining reserves changes significantly. Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated. We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties, and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

We review the carrying value of our gas and oil properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, gas and oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

The process of estimating gas and oil reserves is very complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates.

As of December 31, 2007, approximately 100% of our proved reserves were evaluated by independent petroleum engineers. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

In addition, the prices of gas and oil are volatile and change from period to period. Price changes directly impact the estimated revenues from our properties and the associated present value of future net revenues. Such changes also impact the economic life of our properties and thereby affect the quantity of reserves that can be assigned to a property.

For example, if gas prices at December 31, 2007 had been $1.00 less per Mcf, then the standardized measure of our proved reserves as of December 31, 2007 would have decreased by $125.2 million, from $322.5 million to $197.3 million and our proved reserves would have decreased by 10.8 Bcfe from 211.1 Bcfe to 200.1 Bcfe.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued the following standards which we reviewed to determine the potential impact on our financial statements upon adoption.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management adopted SFAS No. 155 on January 1, 2007 and the initial adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Asset” (“SFAS No. 156”). This Statement amends SFAS No. 140 and addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like (offset) accounting by permitting a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. Management plans to adopt SFAS No. 156 on January 1, 2008 and it is anticipated that the initial adoption of this statement will not have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management adopted FIN 48 on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 was originally effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.

On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.

The remainder of SFAS No. 157 was adopted by us effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have an impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management adopted SFAS No. 158 on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 became effective beginning January 1, 2007 and its adoption did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. SFAS No. 159 has been adopted and did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control. Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted. Management is assessing the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevant, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to noncontrolling or minority interests. The effective date for this Statement is for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption being prohibited. Adoption of this Statement will change the method in which minority interests are reflected on our consolidated financial statements and will add some additional disclosures related to the reporting of minority interests. Management is assessing the impact of the adoption of SFAS No. 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The objective of this statement is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The effective date for this statement is for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is assessing the impact of the adoption of SFAS No. 161.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

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

All of these types of statements, other than statements of historical fact included in this report, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target”, “continue”, the negative of such terms or other comparable terminology.

The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors listed under “Risk Factors” in Item 1A of this report. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Notes 6 and 7 to our consolidated/carve out financial statements which are included in Item 8 of this report and incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS

To the Partners of
Quest Energy Partners, L.P.

We have audited the accompanying consolidated balance sheet of Quest Energy Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2007, and the related consolidated statements of operations, cash flows and partners’ equity for period from November 15, 2007 through December 31, 2007. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership as of December 31, 2007, and the consolidated results of its operations and its cash flows for period from November 15, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CARVE OUT FINANCIAL STATEMENTS

To the Partners of
Quest Energy Partners, L.P.

We have audited the accompanying carve out balance sheets of the Predecessor as defined in Note 3 to the consolidated/carve out financial statements, (the “Predecessor”), as of December 31, 2006, and the related carve out statements of operations, cash flows and partners’ capital for the period from January 1, 2007 through November 14, 2007 and for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Predecessor’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the carve out financial position of the Predecessor as of December 31, 2006, and the related carve out statements of operations, cash flows and partners’ capital for the period from January 1, 2007 through November 14, 2007 and for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
March 28, 2008

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

BALANCE SHEETS

	Successor	Predecessor

	December 31,	December 31,
	2007	2006
	(consolidated)	(carve out)
	($ in thousands)

ASSETS
Current assets:
Cash	$10,170	$21,334
Restricted cash	1,205	1,150
Accounts receivable, trade	297	10,211
Due from affiliated companies	12,788	—
Other current assets	2,923	1,053
Inventory	4,956	3,378
Short-term derivative asset	6,729	10,795

Total current assets	39,068	47,921
Property and equipment, net of accumulated depreciation of $6,183 and 5,045	17,063	16,054
Oil and gas properties:
Properties being amortized	406,661	316,783
Properties not being amortized	19,328	9,445

	425,989	326,228
Less: Accumulated depreciation, depletion, amortization and impairment	(127,968)	(92,733)

Net property, plant and equipment	298,021	233,495
Other assets, net	3,526	9,466
Long-term derivative asset	1,568	4,782

Total assets	$359,246	$311,718

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$15,195	$13,929
Revenue payable	—	4,540
Accrued expenses	5,056	2,486
Current portion of notes payable	666	324
Short-term derivative liability	8,241	5,244

Total current liabilities	29,158	26,523
Non-current liabilities:
Long-term derivative liability	5,586	7,449
Asset retirement obligation	1,700	1,410
Notes payable	94,708	225,569
Less current maturities	(666)	(324)

Non-current liabilities	101,328	234,104

Total liabilities	130,486	260,627

Commitments and contingencies	—	—
Partners’ equity:
Predecessor		50,663
Common unitholders — public; 9,100,000 units issued and outstanding at December 31, 2007	141,364
Common unitholder — affiliate; 3,201,521 units issued and outstanding at December 31, 2007	22,598
Subordinated unitholder — affiliate; 8,857,981 units issued and outstanding at December 31, 2007	63,235
General partner — affiliate; 431,827 units issued and outstanding at December 31, 2007	3,048
Accumulated other comprehensive income (loss)	(1,485)	428

Total partners’ equity	228,760	51,091

Total liabilities and partners’ equity	$359,246	$311,718

The accompanying notes are an integral part of these consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	Successor	Predecessor
	November 15,	January 1,
	2007)	2007
	through	through	Year Ended	Year Ended
	December 31,	November 14,	December 31,	December 31,
	2007	2007	2006	2005
	(consolidated)	(carve out)	(carve out)	(carve out)
	($ in thousands, except per unit data)

Revenue:
Oil and gas sales	$15,842	$97,193	$65,551	$44,565
Other revenue and expense	22	(45)	(83)	387

Total revenues	15,864	97,148	65,468	44,952
Costs and expenses:
Oil and gas production	3,579	24,416	21,208	14,388
Transportation expense	4,342	24,836	17,278	7,038
General and administrative expenses	1,562	10,272	8,149	4,068
Provision — impairment of gas properties	—	—	30,719	—
Depreciation, depletion and amortization	5,046	30,672	25,521	20,121

Total costs and expenses	14,529	90,196	102,875	45,615

Operating income (loss)	1,335	6,952	(37,407)	(663)

Other income (expense):
Change in derivative fair value	(6,082)	(420)	6,410	(4,668)
Sale of assets	(18)	(310)	(7)	12
Interest expense	(13,760)	(25,815)	(16,935)	(19,919)
Interest income	14	402	390	46

Total other income and expense	(19,846)	(26,143)	(10,142)	(24,529)

Loss before income taxes	(18,511)	(19,191)	(47,549)	(25,192)
Income tax expense	—	—	—	—

Net loss	$(18,511)	$(19,191)	$(47,549)	$(25,192)

General partner’s interest in net (loss)	$(370)

Limited partners’ interest in net (loss)	$(18,141)

Net loss per limited partner unit:
Common units (basic and diluted)	$(6.80)

Subordinated units (basic and diluted)	$(6.80)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	1,150,329

Subordinated units (basic and diluted)	1,116,348

The accompanying notes are an integral part of these consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	November 15,	January 1,
	2007	2007
	Through	Through	Year Ended	Year Ended
	December 31	November 14,	December 31,	December 31,
	2007	2007	2006	2005
	(consolidated)	(carve out)	(carve out)	(carve out)
	($ in thousands)

Cash flows from operating activities:
Net (loss)	$(18,511)	$(19,191)	$(47,549)	$(25,192)
Adjustments to reconcile net (loss) to cash provided by operations:
Depreciation and depletion	5,391	32,904	28,339	20,121
Write down of gas properties	—	—	30,719	—
Accrued interest subordinated debt	—	—	—	7,765
Change in derivative fair value	6,082	420	(16,917)	4,580
Capital contributions for retirement plan	—	—	428	266
Capital contributions for audit committee fees	—	—	—	19
Capital contributions for director fees	—	—	429	—
Capital contributions to employees	1	12	779	352
Amortization of loan origination fees	9,042	1,918	1,202	5,108
Amortization of gas swap fees	—	187	208	—
Amortization of deferred hedging gains	—	—	(328)	(831)
Bad debt expense	—	—	37	192
(Gain) loss on sale of assets	—	328	—	—
Other	—	—	(3)	(12)
Change in assets and liabilities:
Restricted cash	—	(55)	3,167	(4,318)
Accounts receivable	—	9,840	(219)	(3,455)
Other receivables	(36)	110	(28)	(15)
Other current assets	(1,762)	(108)	—	(1,495)
Inventory	(823)	(755)	(1,970)	(1,124)
Deposits			675	—
Due from related parties	(10,830)	—	—	—
Accounts payable	(2,405)	3,719	5,836	(1,440)
Revenue payable	—	(4,540)	4,540	—
Accrued expenses	119	(1,960)	1,838	63

Net cash provided by (used in) operating activities	(13,732)	22,829	11,183	584
Cash flows from investing activities:
Equipment, development and leasehold	(7,597)	(95,315)	(111,703)	(46,269)
Additions to other property and equipment	(6)	(3,428)	(5,684)	(5,413)
Proceeds from sale of property and equipment	—	253	193	37
Other assets	—	—	—	—

Net cash used in investing activities	(7,603)	(98,490)	(117,194)	(51,645)
Cash flows from financing activities:
Proceeds from bank borrowings	94,580	35,000	203,696	59,584
Repayments of note borrowings	(260,014)	(428)	(54,424)	(86,728)
Proceeds from subordinated debt	—	—	—	13,297
Contributions/distributions — QRC	49,415	21,298	(20,142)	133,658
Proceeds from issuance of common units	163,800
Syndication costs of common units	(12,775)
Repayment of subordinated debt	—	—	—	(66,398)
Refinancing costs — RBC	(3,527)	(1,688)	—	—
Refinancing costs — Guggenheim	—	—	(4,479)	(6,272)
Change in other long-term liabilities	26	145	167	—

Net cash provided by (used in) financing activities	31,505	54,327	124,818	47,141

Net increase (decrease) in cash	10,170	(21,334)	18,807	(3,920)
Cash, beginning of period	—	21,334	2,527	6,447

Cash, end of period	$10,170	$—	$21,334	$2,527

The accompanying notes are an integral part of these consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

STATEMENTS OF PARTNERS’ EQUITY

	Owners’ Equity
	Excluding
	Accumulated	Accumulated
	Other	Other	Total
	Comprehensive	Comprehensive	Owners’
	Income (Loss)	Income (Loss)	Equity
	(In thousands)

Predecessor (Carve Out):
Balance, January 1, 2005	$7,266	$(11,143)	$(3,877)
Comprehensive income:
Net income	(25,192)
Change in fixed-price contract and other derivative fair value		(36,028)
Total comprehensive income			(61,220)
Partner contributions	133,658	—	133,658
Contributions for consideration for compensation to employees	427	—	427
Contributions for retirement plan	495	—	495
Contributions for consideration of services	64	—	64

Balance, December 31, 2005	116,718	(47,171)	69,547
Comprehensive income:
Net income	(47,549)
Change in fixed-price contract and other derivative fair value		47,599
Total comprehensive income			50
Contributions for consideration pursuant to compensation plan for non-employee directors	429	—	429
Contributions for consideration for compensation to employees	779	—	779
Contributions for retirement plan	428	—	428
Partner distributions	(20,142)	—	(20,142)

Balance, December 31, 2006	50,663	428	51,091
Comprehensive income:
Net income	(19,191)
Change in fixed-price contract and other derivative fair value		(9,437)
Reclassification adjustment into earnings
Total comprehensive income			(28,628)
Capital contributions from QRC	21,298	—	21,298

Balance, November 14, 2007	$52,770	$(9,009)	$43,761

The accompanying notes are an integral part of these consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

STATEMENTS OF PARTNERS’ EQUITY

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Income	Equity
	(In thousands)

Successor (Consolidated):
Balance at November 14, 2007	$—	$—	$—	$—	$—
Proceeds from initial public offering, net of underwriter discount	163,800	—	—	—	163,800
Offering costs	(12,775)	—	—	—	(12,775)
Acquisition of the Predecessor	26,001	72,635	3,506	(9,009)	93,133
Comprehensive income:
Net income	(10,551)	(7,590)	(370)
Change in fixed-price contract and other derivative fair value				7,524
Total comprehensive income					(10,987)
Distributions	(2,513)	(1,810)	(88)	—	(4,411)

Balance, December 31, 2007	$163,962	$63,235	$3,048	$(1,485)	$228,760

The accompanying notes are an integral part of these consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS

1.	Formation of the Partnership and Description of Business

Quest Energy Partners, L.P., a Delaware limited partnership (the “Partnership”), was formed in July 2007 by Quest Resource Corporation (together with its subsidiaries, “QRC”) to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. QRC currently owns all the general and limited partner interests in the Partnership. Quest Energy GP, LLC (the “General Partner”) is the general partner of the Partnership and owns all of the general partner interests. The Partnership had an initial public offering of its common units representing limited partner interests (the “Offering”). At the close of the Offering, the Partnership held gas and oil properties and related assets in the Cherokee Basin of Kansas and Oklahoma (the “Cherokee Basin Operations”) that were owned by Quest Cherokee, LLC, a wholly-owned subsidiary of QRC. At the closing of the Offering, QRC contributed Quest Cherokee, LLC to the Partnership in exchange for general partner units, the incentive distribution rights, common units and subordinated units in the Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related notes thereto include the operations of the Partnership and all of its subsidiaries from November 15, 2007 through December 31, 2007 (the “Successor”). The carve out financial statements and related notes thereto represent the carve out financial position, results of operations, cash flows and changes in partners’ capital of the Cherokee Basin Operations of QRC (the “Predecessor”) and reflect the operations of Quest Cherokee, LLC and Quest Cherokee Oilfield Services, LLC, formerly owned by QRC. The carve out financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (“SAB”) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Certain expenses incurred by QRC are only indirectly attributable to its ownership of the Cherokee Basin Operations as QRC owns interests in midstream assets and other gas and oil properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Predecessor, so that the carve out financial statements reflect substantially all the costs of doing business. The allocations and related estimates and assumptions are more fully described in this note and Note 12. Related Party Transactions below.

All significant intercompany accounts and transactions have been eliminated in consolidation/carving out. In the notes to consolidated/carve out financial statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Consolidation Policy

Investee companies in which the Partnership directly or indirectly owns more than 50% of the outstanding voting securities or those in which the Partnership has effective control over are generally accounted for under the consolidation method of accounting. Under this method, an Investee company’s balance sheet and results of operations are reflected within the Partnership’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Minority interests in the net assets and earnings or losses of a consolidated Investee are reflected in the caption “Minority interest” in the Consolidated Balance Sheets and Statements of Operations. Minority interest adjusts the Partnership’s consolidated results of operations to reflect only the Partnership’s share of the earnings or losses of the consolidated Investee company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

Financial reporting by the Partnership’s subsidiaries is consolidated into one set of financial statements for the Partnership.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated/carve out financial statements and accompanying notes. Actual results could differ from those estimates.

Estimates made in preparing the consolidated/carve out financial statements include, among other things, estimates of the proved gas and oil reserve volumes used in calculating depletion, depreciation and amortization expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods.

Basis of Accounting

The Partnership’s financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

Revenue Recognition

Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties.

Cash Equivalents

For purposes of the financial statements, the Partnership considers investments in all highly liquid instruments with original maturities of three months or less at date of purchase to be cash equivalents.

Uninsured Cash Balances

The Partnership maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Partnership’s cash balances typically are in excess of this amount.

Restricted Cash

Restricted cash represents cash pledged to support reimbursement obligations under outstanding letters of credit.

Accounts Receivable

The Partnership conducts all of its operations in the States of Kansas and Oklahoma and operates exclusively in the natural gas and oil industry. The Partnership’s joint interest and natural gas and oil sales receivables are generally unsecured; however, the Partnership has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements.

Management periodically assesses the Partnership’s accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made.

Inventory

Inventory, which is included in current assets, includes tubular goods and other lease and well equipment which we plan to utilize in our ongoing exploration and development activities and is carried at the lower of cost or market using the specific identification method.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

A significant portion of the Partnership and the Predecessor’s liquidity was concentrated in cash and derivative contracts that enable the Partnership to hedge a portion of its exposure to price volatility from producing natural gas and oil. These arrangements expose the Partnership to credit risk from its counterparties. The Partnership and the Predecessor’s accounts receivable are primarily from purchasers of natural gas and oil products. Natural gas sales to two purchasers (ONEOK Energy Marketing and Trading Company and Tenaska Marketing Ventures) accounted for 79% and 21%, respectively, of total natural gas revenues for the year ended December 31, 2007. For the period from November 15, 2007 through December 31, 2007, natural gas sales to one purchaser (ONEOK) accounted for approximately 100% of total revenues. Natural gas sales to one purchaser (ONEOK) accounted for more than 95% of total natural gas and oil revenues for the years ended December 31, 2006 and 2005. The industry concentration has the potential to impact the Partnership’s overall exposure to credit risk, either positively or negatively, in that the Partnership’s customers may be similarly affected by changes in economic, industry or other conditions.

Natural Gas and Oil Properties

The Partnership follows the full cost method of accounting for natural gas and oil properties, prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Partnership capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities.

All capitalized costs of natural gas and oil properties, including estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Partnership reviews all of its unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

The Partnership reviews the carrying value of its oil and natural gas properties under the full-cost accounting rules of the Securities and Exchange Commission on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, plus the cost of properties not being amortized, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil and natural gas prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

Based on the low natural gas prices on December 31, 2007, the Partnership would have incurred a non-cash impairment loss of approximately $14.9 million at December 31, 2007. However, under the SEC’s accounting guidance in Staff Accounting Bulletin Topic 12(D)(e), if natural gas prices increase sufficiently between the end of a period and the completion of the financial statements for that period to eliminate the need for an impairment charge, an issuer is not required to recognize the non-cash impairment loss in its financial statements for that period. As of March 1, 2008, natural gas prices had improved sufficiently to eliminate the need for an impairment loss at

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

December 31, 2007 and as a result, no impairment loss is reflected in the Partnership’s financial statements for the year ended December 31, 2007.

As of December 31, 2006, the Partnership’s net book value of oil and gas properties exceeded the ceiling. Accordingly, a provision for impairment was recognized in the fourth quarter of 2006 of $30.7 million. The provision for impairment is primarily attributable to declines in the prevailing market prices of oil and gas at the measurement date.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of natural gas and oil, in which case the gain or loss is recognized in income.

Other Property and Equipment

Other property and equipment is reviewed on an annual basis for impairment and as of December 31, 2007, the Partnership had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives are as follows:

•	Buildings: 25 years;

•	Equipment: 10 years; and

•	Vehicles: 7 years.

Debt Issue Costs

Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at December 31, 2007 and 2006 totaled $8.5 million and $9.1 million, respectively, and are being amortized over the life of the credit facilities. During November 2007, the Guggenheim credit facilities were repaid, resulting in the charge of $9.0 million in unamortized loan fees and the payment of prepayment penalties totaling $4.1 million.

Other Dispositions

Upon disposition or retirement of property and equipment other than natural gas and oil properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), the Partnership classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At December 31, 2007 and 2006, the Partnership did not have any investments in its investment portfolio classified as available for sale and held to maturity.

Income Taxes

We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. Our taxable income or loss, which may vary substantially from the net income or net loss we report in our

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

consolidated statement of income, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner’s tax attributes in us.

Fair Value of Financial Instruments

The Partnership’s financial instruments consist of cash, receivables, deposits, hedging contracts, accounts payable, accrued expenses and notes payable. The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The hedging contracts are recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

Accounting for Derivative Instruments and Hedging Activities

The Partnership seeks to reduce its exposure to unfavorable changes in natural gas prices by utilizing energy swaps and collars (collectively, “fixed-price contracts”). The Partnership also enters into interest rate swaps and caps to reduce its exposure to adverse interest rate fluctuations. The Partnership has adopted Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities, which contains accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

Pursuant to the provisions of SFAS No. 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. Based on the interpretation of these guidelines by the Predecessor, the changes in fair value of all of its derivatives during the period from June 1, 2003 to December 22, 2003 were required to be reported in results of operations, rather than in other comprehensive income. Also, all changes in fair value of the Partnership’s interest rate swaps and caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps do not comply with certain requirements set forth in SFAS 133.

Although the Partnership’s fixed-price contracts may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS No. 133, the Partnership has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Partnership expects the contracts to continue to mitigate its commodity price and interest rate risks in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS No. 133. Please read Note 7. Derivatives below.

The Partnership has established the fair value of all derivative instruments using estimates determined by its counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

The Partnership has adopted FASB’s Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The Partnership’s asset retirement obligations relate to the plugging and abandonment of natural gas and oil properties.

Net Income per Limited Partner Unit

We calculate net income per limited partner unit in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128 (“EITF 03-06”). EITF 03-06 requires that in any accounting period where our aggregate net income exceeds our aggregate distribution for such period, we are required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.

Business Segment Reporting

We operate in one reportable segment engaged in the exploitation, development and production of oil and natural gas properties and all of our operations are located in the United States.

Allocation of Costs

The accompanying carve out financial statements of the Predecessor have been prepared in accordance with SAB Topic 1-B. These rules require allocations of costs for salaries and benefits, depreciation, rent, accounting, legal services, and other general and administrative expenses. QRC has allocated general and administrative expenses to the Predecessor based on time and other costs required to properly manage the assets. In management’s estimation, the allocation methodologies used are reasonable and result in an allocation of the cost of doing business borne by QRC on behalf of the Predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.

Audited historical financial statements of the Cherokee Basin Operations as of December 31, 2006 and for the period from January 1, 2007 through November 14, 2007, and the years ended December 31, 2006 and 2005 are presented. The historical financial statements were prepared as follows:

•	Revenues include all revenues earned by the Cherokee Basin Operations, before elimination of intercompany sales with QRC and its subsidiaries. Prior to December 1, 2006, pursuant to a transportation agreement, Bluestem Pipeline, a wholly-owned subsidiary of QRC, generally charged the Cherokee Basin Operations transportation fees ranging from $0.78 per thousand cubic feet (“Mcf”) to $0.87 per Mcf. Effective December 1, 2006, pursuant to the midstream services agreement, the fee for gathering, dehydration and treating services was $0.50 per MMBtu of gas and $1.10 per MMBtu of gas for compression services, subject to annual adjustment. Please read Note 12. Related Party Transactions.

•	Certain common expenses of QRC’s operations and the Cherokee Basin Operations were treated as follows:

•	general and administrative expenses associated with the pipeline operations were eliminated;

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

•	costs associated with the salt water disposal system, which were previously reported in Bluestem operations prior to the formation of Quest Midstream Partners, L.P. (“Quest Midstream”) in December 2006, were allocated to the Cherokee Basin Operations; and

•	third party costs incurred at the QRC level that are clearly identifiable as Cherokee Basin Operations costs, such as insurance premiums related to the Cherokee Basin Operations and legal fees of outside counsel related to contracts entered into or claims made by or against the Cherokee Basin Operations and salaries and benefits of Cherokee Basin Operations executives paid by QRC, were allocated to the Cherokee Basin Operations.

•	Non-producing acreage located outside of the Cherokee Basin and not transferred to the Partnership was eliminated from the balance sheet and related expenses were eliminated.

•	To the extent that the common expenses described above were charged to the Cherokee Basin Operations in the past, the reduction in expenses was retroactively reflected with the offsetting debit to partner’s equity.

•	Since the Partnership is not subject to entity level income taxes, no allocation of income taxes or deferred income taxes was reflected in the financial statements.

•	Derivative transactions remained with the Cherokee Basin Operations.

•	Management’s estimates of the expenses of the Cherokee Basin Operations on a stand-alone basis were not expected to be significantly different from those reflected in the statements.

Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued the following standards which the Partnership reviewed to determine the potential impact on our financial statements upon adoption.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management adopted SFAS No. 155 on January 1, 2007 and the initial adoption of this statement did not have a material impact on the Partnership’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Asset” (“SFAS No. 156”). This Statement amends SFAS No. 140 and addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like (offset) accounting by permitting a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. Management plans to adopt SFAS No. 156 on January 1, 2008 and it is anticipated that the initial adoption of this statement will not have a material impact on the Partnership’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement of Financial Accounting Standards No. 109” (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Management adopted FIN 48 on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 was originally effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.

On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.

The remainder of SFAS No. 157 was adopted by us effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have an impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to our financial statements. Management adopted SFAS No. 158 on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 became effective beginning January 1, 2007 and its adoption did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. SFAS No. 159 has been adopted and did not have a material impact on our financial position, results of operations or cash flows.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control. Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted. Management is assessing the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevant, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to noncontrolling or minority interests. The effective date for this Statement is for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption being prohibited. Adoption of this Statement will change the method in which minority interests are reflected on the Partnership’s consolidated financial statements and will add some additional disclosures related to the reporting of minority interests. Management is assessing the impact of the adoption of SFAS No. 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The objective of this statement is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The effective date for this statement is for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is assessing the impact of the adoption of SFAS No. 161.

Reclassifications

Certain reclassifications have been made to the prior year’s combined financial statements to conform with the current period presentation. These reclassifications had no effect on previously reported results of operations or partners’ capital.

3.	Initial Public Offering

On November 15, 2007, the Partnership completed an initial public offering of 9,100,000 common units at $18.00 per unit, or $16.83 per unit after payment of the underwriting discount (excluding a structuring fee). On November 9, 2007, the Partnership’s common units began trading on the NASDAQ Global Market under the symbol “QELP”. Total proceeds from the sale of the common units in the initial public offering were $163.8 million, before underwriting discounts, a structuring fee and offering costs, of approximately $10.6 million, $0.4 million and $1.5 million, respectively. The Partnership used the net proceeds of $151.2 million to repay indebtedness of QRC.

In connection with the closing of the initial public offering, the Partnership issued 3,201,521 common units, representing limited partnership interests in the Partnership, and 8,857,981 subordinated units, representing

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

additional limited partnership interests in the Partnership, to QRC and 431,827 units representing a 2% general partner interest in the Partnership to Quest Energy GP.

Additionally, on November 15, 2007:

(a) The Partnership, Quest Energy GP, QRC and certain of QRC’s subsidiaries entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”). At the closing of the offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:

•	the contribution of Quest Cherokee, LLC (“Quest Cherokee”) and its subsidiary, Quest Oilfield Service, LLC (“QCOS”), to the Partnership;

•	the issuance of 431,827 general partner units and the incentive distribution rights to Quest Energy GP and the continuation of its 2.0% general partner interest in the Partnership;

•	the issuance of 3,201,521 common units and 8,857,981 subordinated units to QRC; and

•	QRC and its affiliates on the one hand, and Quest Cherokee and the Partnership on the other, agreed to indemnify the other parties from and against all losses suffered or incurred by reason of or arising out of certain existing legal proceedings.

(b) The Partnership, Quest Energy GP and QRC entered into an Omnibus Agreement, which governs the Partnership’s relationship with QRC and its affiliates regarding the following matters:

•	reimbursement of certain insurance, operating and general and administrative expenses incurred on behalf of the Partnership;

•	indemnification for certain environmental liabilities, tax liabilities, tax defects and other losses in connection with assets;

•	a license for the use of the Quest name and mark; and

•	the Partnership’s right to purchase from QRC and its affiliates certain assets that QRC and its affiliates acquire within the Cherokee Basin.

(c) The Partnership, Quest Energy GP and Quest Energy Service, LLC (“QES”) entered into a Management Services Agreement, under which QES will perform acquisition services and general and administrative services, such as accounting, finance, tax, property management, risk management, land, marketing, legal and engineering to the Partnership, as directed by Quest Energy GP, for which the Partnership will reimburse QES on a monthly basis for the reasonable costs of the services provided.

(d) The Partnership entered into an Assignment and Assumption Agreement (the “Assignment”) with Bluestem Pipeline, LLC (“Bluestem”) and QRC, whereby QRC assigned all of its rights in that certain Midstream Services and Gas Dedication Agreement, dated as of December 22, 2006, but effective as of December 1, 2006, as amended (the “Midstream Services Agreement”), to the Partnership, and the Partnership assumed all of QRC’s liabilities and obligations arising under the Midstream Services Agreement from and after the assignment. As more fully described in the Partnership’s final prospectus (the “Prospectus”) dated November 8, 2007 (File No. 333-144716) and filed on November 9, 2007 with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, under the Midstream Services Agreement, Bluestem will gather and provide certain midstream services, including dehydration, treating and compression, to the Partnership for all gas produced from the Partnership’s wells in the Cherokee Basin that are connected to Bluestem’s gathering system.

(e) The Partnership signed an Acknowledgement and Consent and therefore became subject to that certain Omnibus Agreement (the “Midstream Omnibus Agreement”), dated December 22, 2006, among QRC, Quest Midstream GP, LLC, Bluestem and Quest Midstream, which is more fully described in the Partnership’s

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Prospectus. As long as the Partnership is an affiliate of QRC and QRC or any of its affiliates control Quest Midstream, the Partnership will be bound by the Midstream Omnibus Agreement. The Quest Midstream Agreement restricts the Partnership from engaging in the following businesses, subject to certain exceptions:

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

(f) Quest Energy GP adopted the Quest Energy Partners, L.P. Long-Term Incentive Plan (the “Plan”) for employees, consultants and directors of Quest Energy GP and its affiliates, including the Partnership, who perform services for the Partnership. The Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards. Subject to adjustment for certain events, an aggregate of 2,115,950 common units may be delivered pursuant to awards under the Plan.

4.	Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2007	2006
	($ in thousands)

Senior credit facilities	$94,000	$225,000
Notes payable to banks and finance companies, secured by equipment and vehicles, due in installments through October 2013 with interest ranging from 5.5% to 11.5% per annum	708	569

Total long-term debt	94,708	225,569
Less — current maturities	666	324

Total long-term debt, net of current maturities	$94,042	$225,245

The aggregate scheduled maturities of notes payable and long-term debt for the five years ending December 31, 2012 and thereafter were as follows as of December 31, 2007:

2008	$666,000
2009	17,000
2010	7,000
2011	6,000
2012	94,006,000
Thereafter	6,000

$94,708,000

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Credit Facility

On November 15, 2007, the Partnership entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), as a guarantor, with QRC, as the initial co-borrower, Quest Cherokee, as the borrower, Royal Bank of Canada, as administrative agent and collateral agent (“RBC”), KeyBank National Association, as documentation agent and the lenders party thereto. Quest Cherokee and QRC had previously been parties to the following credit agreements with Guggenheim Corporate Funding, LLC (“Guggenheim”): (i) Amended and Restated Senior Credit Agreement, dated February 7, 2006, as amended; (ii) Amended and Restated Second Lien Term Loan Agreement, dated June 9, 2006, as amended; and (iii) Third Lien Term Loan Agreement, dated June 9, 2006, as amended (collectively, the “Prior Credit Agreements”). Guggenheim and the lenders under the Prior Credit Agreements assigned all of their interests and rights (other than certain excepted interests and rights) in the Prior Credit Agreements to RBC and the new lenders under the Credit Agreement pursuant to a Loan Transfer Agreement, dated November 15, 2007, by and among QRC, Quest Cherokee, Quest Oil & Gas, LLC, QES, QCOS, Guggenheim, Wells Fargo Foothill, Inc., the lenders under the Prior Credit Agreements and RBC. The Credit Agreement amended and restated the Prior Credit Agreements in their entirety.

The credit facility under the Credit Agreement consists of a five-year $250 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by RBC and the lenders every six months taking into account the value of Quest Cherokee’s proved reserves. In addition, Quest Cherokee and RBC each have the right to initiate a redetermination of the borrowing base between each six-month redetermination. In connection with the closing of the initial public offering and the application of the net proceeds thereof, QRC was released as a borrower under the Credit Agreement. As of December 31, 2007, the borrowing base was $160 million, and the amount borrowed under the Credit Agreement was $94 million.

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

The Partnership and QCOS have guaranteed all of Quest Cherokee’s obligations under the Credit Agreement. The revolving credit facility is secured by a first priority lien on substantially all of the assets of the Partnership, Quest Cherokee and QCOS.

The Credit Agreement provides that all obligations arising under the loan documents, including obligations under any hedging agreement entered into with lenders or their affiliates, will be secured pari passu by the liens granted under the loan documents.

The Partnership, Quest Cherokee, Quest Energy GP and their subsidiaries are required to make certain representations and warranties that are customary for credit agreements of this type. The Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type. The covenants in the Quest Agreement include, without limitation, delivery of financial statements and other financial information; notice of defaults and certain other matters; payment of obligations; preservation of legal existence and good standing; maintenance of assets and business; maintenance of insurance; compliance with laws and contractual obligations; maintenance of books and records; permit inspection rights; use of proceeds; execution of guaranties by subsidiaries; perfecting security interests in after-acquired property; curing title defects; maintaining material leases; operation of properties; notification of change of purchasers of production; maintenance of fiscal year; limitations on liens; limitations on investments; limitations on hedging agreements; limitations on indebtedness; limitations on lease obligations; limitations on fundamental changes; limitations on dispositions of assets;

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

limitations on restricted payments, distributions and redemptions; limitations on nature of business, capital expenditures and risk management; limitations on transactions with affiliates; limitations on burdensome agreements; and compliance with financial covenants.

The Credit Agreement’s financial covenants prohibit Quest Cherokee, the Partnership and any of their subsidiaries from:

•	permitting the ratio (calculated based on the most recently delivered compliance certificate) of the Partnership’s consolidated current assets (including the unused amount of the borrowing base, but excluding non-cash assets under FAS 133) to consolidated current liabilities (excluding non-cash obligations under FAS 133, asset and asset retirement obligations and current maturities of indebtedness under the Credit Agreement) at any fiscal quarter-end, commencing with the quarter ended December 31, 2007, to be less than 1.0 to 1.0; provided, however, that current assets and current liabilities will exclude mark-to-market values of swap contracts, to the extent such values are included in current assets and current liabilities;

•	permitting the ratio (calculated on the most recently delivered compliance certificate) of adjusted consolidated EBITDA to consolidated interest charges at any fiscal quarter-end, commencing with the quarter ended December 31, 2007, to be less than 2.5 to 1.0 measured on a rolling four quarter basis; provided that for the periods ending December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, the calculations will be done on a pro forma basis; and

•	permitting the ratio (calculated based on the most recently delivered compliance certificate) of consolidated funded debt to adjusted consolidated EBITDA at any fiscal quarter-end, commencing with the quarter ended December 31, 2007, to be greater than 3.5 to 1.0 measured on a rolling four quarter basis; provided that for the periods ending December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, the calculations will be done on a pro forma basis.

Adjusted consolidated EBITDA is defined in the Credit Agreement to mean the sum of (i) consolidated EBITDA plus (ii) the distribution equivalent amount (for each fiscal quarter of the Partnership, the amount of cash paid to the members of Quest Energy GP’s management group and non-management directors with respect to restricted common units, bonus units and/or phantom units of the Partnership that are required under GAAP to be treated as compensation expense prior to vesting (and which, upon vesting, are treated as limited partner distributions under GAAP)).

Consolidated EBITDA is defined in the Credit Agreement to mean for the Partnership and its subsidiaries on a consolidated basis, an amount equal to the sum of (i) consolidated net income, (ii) consolidated interest charges, (iii) the amount of taxes, based on or measured by income, used or included in the determination of such consolidated net income, (iv) the amount of depreciation, depletion and amortization expense deducted in determining such consolidated net income, and (v) other non-cash charges and expenses, including, without limitation, non-cash charges and expenses relating to swap contracts or resulting from accounting convention changes, of the Partnership and its subsidiaries on a consolidated basis, all determined in accordance with GAAP.

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

Consolidated funded debt is defined to mean for the Partnership and its subsidiaries on a consolidated basis, the sum of (i) the outstanding principal amount of all obligations and liabilities, whether current or long-term, for borrowed money (including obligations under the Credit Agreement, but excluding all reimbursement obligations relating to outstanding but undrawn letters of credit), (ii) attributable indebtedness pertaining to capital leases,

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

(iii) attributable indebtedness pertaining to synthetic lease obligations, and (iv) without duplication, all guaranty obligations with respect to indebtedness of the type specified in subsections (i) through (iii) above.

Events of default under the Credit Agreement are customary for transactions of this type and include, without limitation, non-payment of principal when due, non-payment of interest, fees and other amounts for a period of three business days after the due date, failure to perform or observe covenants and agreements (subject to a 30-day cure period in certain cases), representations and warranties not being correct in any material respect when made, certain acts of bankruptcy or insolvency, cross defaults to other material indebtedness, borrowing base deficiencies, and change of control. Under the Credit Agreement, a change of control means (i) QRC fails to own or to have voting control over at least 51% of the equity interest of Quest Energy GP, (ii) any person acquires beneficial ownership of 51% or more of the equity interest in the Partnership; (iii) the Partnership fails to own 100% of the equity interests in Quest Cherokee, or (iv) QRC undergoes a change in control (the acquisition by a person, or two or more persons acting in concert, of beneficial ownership of 50% or more of QRC’s outstanding shares of voting stock, except for a merger with and into another entity where the other entity is the survivor if QRC’s stockholders of record immediately preceding the merger hold more than 50% of the outstanding shares of the surviving entity).

Other Long-Term Indebtedness

$708,000 of notes payable to banks and finance companies were outstanding at December 31, 2007 and are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest rates ranging from 5.5% to 11.5% per annum.

5.	Contingencies

Quest Resource Corporation, Bluestem Pipeline, LLC, STP, Inc., Quest Cherokee, LLC, Quest Energy Service, LLC, Quest Midstream Partners, LP, Quest Midstream GP, LLC, and STP Cherokee, Inc. (now STP Cherokee, LLC) have been named Defendants in a lawsuit filed by Plaintiffs, Eddie R. Hill, et al. in the District Court for Craig County, Oklahoma (Case No. CJ-2003-30). Plaintiffs are royalty owners who are alleging underpayment of royalties owed to them. Plaintiffs also allege, among other things, that Defendants have engaged in self-dealing and breached fiduciary duties owed to Plaintiffs, and that Defendants have acted fraudulently toward the Plaintiffs. Plaintiffs also allege that the gathering fees and related charges should not be deducted in paying royalties. Plaintiffs’ claims relate to a total of 84 wells located in Oklahoma and Kansas. Plaintiffs are seeking unspecified actual and punitive damages. Defendants intend to defend vigorously against Plaintiffs’ claims.

STP, Inc., STP Cherokee, Inc. (now STP Cherokee, LLC), Bluestem Pipeline, LLC, Quest Cherokee, LLC, and Quest Energy Service, LLC (improperly named Quest Energy Services, LLC) have been named defendants in a lawsuit by Plaintiffs John C. Kirkpatrick and Suzan M. Kirkpatrick in the District Court for Craig County (Case No. CJ-2005-143). Plaintiffs allege that STP, Inc., et al., sold natural gas from wells owned by the Plaintiffs without providing the requisite notice to Plaintiffs. Plaintiffs further allege that Defendants failed to include deductions on the check stubs of Plaintiffs in violation of state law and that Defendants deducted for items other than compression in violation of the lease terms. Plaintiffs assert claims of actual and constructive fraud and further seek an accounting stating that if Plaintiffs have suffered any damages for failure to properly pay royalties, Plaintiffs have a right to recover those damages. Plaintiffs have not quantified their alleged damages. Discovery is ongoing and Defendants intend to defend vigorously against Plaintiffs’ claims.

Quest Cherokee Oilfield Services, LLC has been named in this lawsuit filed by Plaintiffs Segundo Francisco Trigoso and Dana Jara De Trigoso in the District Court of Oklahoma County, Oklahoma (Case No. CJ-2007-11079). Plaintiffs allege that Plaintiff Segundo Trigoso was injured while working for Defendant on September 29, 2006 and that such injuries were intentionally caused by Defendant. Plaintiffs seek unspecified damages for physical injuries, emotional injuries, loss of consortium and pain and suffering. Plaintiffs also seek punitive damages. Defendant intends to defend vigorously against Plaintiffs’ claims.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Quest Cherokee and Bluestem were named as defendants in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. The plaintiff has appealed the summary judgment and that appeal is pending. Quest Cherokee intends to defend vigorously against these claims.

Quest Cherokee was named as a defendant in a lawsuit (Case No. CJ-06-07) filed by plaintiff Central Natural Resources, Inc. on January 17, 2006, in the District Court of Craig County, Oklahoma. Bluestem is not a party to this lawsuit. Central Natural Resources owns the coal underlying approximately 2,250 acres of land in Craig County, Oklahoma. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands, and has drilled and completed 20 wells that produce coal bed methane gas on those lands. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff seeks to quiet its alleged title to the coal bed methane and an accounting of the revenues from the coal bed methane gas produced by Quest Cherokee. Quest Cherokee contends it has valid leases from the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has answered the petition and discovery is ongoing. Quest Cherokee intends to defend vigorously against these claims.

Quest Cherokee was named as a defendant in a lawsuit (Case No. 05 CV 41) filed by Labette Energy, LLC in the District Court of Labette County, Kansas. Plaintiff claims to own a 3.2 mile gas gathering pipeline in Labette County, Kansas, and that Quest Cherokee used that pipeline without plaintiff’s consent. Plaintiff also contends that the defendants slandered its alleged title to that pipeline and suffered damages from the cancellation of their proposed sale of that pipeline. Plaintiff claims that they were damaged in the amount of $202,375. Discovery in that case is ongoing and Quest Cherokee intends to defend vigorously against the plaintiff’s claims.

Quest Cherokee is a counterclaim defendant in a lawsuit (Case No. 2006 CV 74) filed by Quest Cherokee in District Court of Labette County, Kansas. Quest Cherokee filed that lawsuit seeking a declaratory judgment that several oil and gas leases owned by Quest Cherokee are valid and in effect. In the counterclaim, defendants allege that those leases have expired by their terms and have been forfeited by Quest Cherokee. Defendants seek a declaration that those leases are null and void, statutory damages of $100, and their attorney’s fees. Discovery in that case is ongoing. Quest Cherokee intends to vigorously defend against those counterclaims.

Quest Cherokee was named as a defendant in a class action lawsuit (Case No. 07-1225-MLB) filed by several royalty owners in the U.S. District Court for the District of Kansas. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

interest. Quest Cherokee has answered the complaint and denied plaintiffs’ claims. Discovery in that case is ongoing. Quest Cherokee intends to defend vigorously against these claims.

Quest Cherokee has been named as a defendant in several lawsuits in which the plaintiff claims that an oil and gas lease owned and operated by Quest Cherokee has either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits are pending in the District Courts of Labette, Montgomery, and Wilson Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of February 28, 2008, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,090 acres. Discovery in those cases is ongoing. Quest Cherokee intends to vigorously defend against those claims.

Quest Cherokee was named in an Order to Show Cause issued by the Kansas Corporation Commission (the “KCC”) (KCC Docket No. 07-CONS-155-CSHO) filed on February 23, 2007. The KCC has ordered Quest Cherokee to demonstrate why it should not be held responsible for plugging 22 abandoned oil wells on a gas lease owned and operated by Quest Cherokee in Wilson County, Kansas. Quest Cherokee denies that it is legally responsible for plugging the wells in issue and intends to vigorously defend against the KCC’s claims.

The Partnership, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Partnership’s business, financial position or results of operations. Like other natural gas and oil producers and marketers, the Partnership’s operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

6.	Financial Instruments

The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Partnership and the Predecessor held as of December 31, 2007 and 2006, respectively, and the methods and assumptions used to estimate their fair value:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Derivative assets:
Interest rate swaps and caps	$—	$—	$197	$197
Basis swaps	$281	$281	$62	$62
Fixed-price natural gas swaps	$2,742	$2,742	$2,207	$2,207
Fixed-price natural gas collars	$5,274	$5,276	$13,111	$13,111
Derivative liabilities:
Basis swaps	$(856)	$(856)	$(377)	$(377)
Fixed-price natural gas swaps	$(5,586)	$(5,586)	$—	$—
Fixed-price natural gas collars	$(7,385)	$(7,386)	$(12,316)	$(12,316)
Credit facilities	$(94,000)	$(94,000)	$(225,000)	$(225,000)
Other financing agreements	$(708)	$(708)	$(569)	$(569)

The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value due to the short maturity of those instruments. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

The fair value of all derivative instruments as of December 31, 2007 and 2006 was based upon estimates determined by the Partnership’s counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors. See Note 7. Derivatives.

Derivative assets and liabilities reflected as current in the December 31, 2007 and 2006 balance sheets represent the estimated fair value of fixed-price contract and interest rate cap settlements scheduled to occur over the subsequent twelve-month period based on market prices for natural gas and fluctuations in interest rates as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet, creating the appearance of a working capital deficit from these contracts. The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. In some cases the recorded liability for certain contracts significantly exceeds the total settlement amounts that would be paid to a counterparty based on prices and interest rates in effect at the balance sheet date due to option time value. Since the Partnership expects to hold these contracts to maturity, this time value component has no direct relationship to actual future contract settlements and consequently does not represent a liability that will be settled in cash or realized in any way.

7.	Derivatives

Natural Gas Hedging Activities

The Partnership seeks to reduce its exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Partnership to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Partnership will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the years ended December 31, 2007, 2006 and 2005, fixed-price contracts hedged approximately 63.2%, 61.0% and 89.0%, respectively, of the Partnership’s natural gas production. As of December 31, 2007, fixed-price contracts were in place to hedge 32.5 Bcf of estimated future natural gas production. Of this total volume, 9.4 Bcf are hedged for 2008, 12.6 Bcf are hedged for 2009 and 10.5 Bcf thereafter.

For energy swap contracts, the Partnership receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally a regional spot market index or in some cases, NYMEX future prices), to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Natural gas collars contain a fixed floor price (put) and ceiling price (call) (generally a regional spot market index or in some cases, NYMEX future prices). If the market price of natural gas exceeds the call strike price or falls below the put strike price, then the Partnership receives the fixed price and pays the market price. If the market price of natural gas is between the call and the put strike price, then no payments are due from either party.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of December 31, 2007. See “— Market Risk.”

	Year	Year Ending	Year Ending
	December 31,	December 31,	December 31,
	2008	2009	2010	Total
	(In thousands, except MMBtu data)

Natural Gas Swaps:
Contract volumes (MMBtu)	2,332,000	12,629,000	10,499,000	25,460,000
Weighted-average fixed price per MMBtu(1)	$7.35	$7.70	$7.31	$7.51
Fixed-price sales	$17,141	$97,202	$76,779	$191,122
Fair value, net	$600	$199	$(4,217)	$(3,418)
Natural Gas Collars:
Contract volumes (MMBtu):
Floor	7,028,000	—	—	7,028,000
Ceiling	7,028,000	—	—	7,028,000
Weighted-average fixed price per MMBtu(1):
Floor	$6.54	—	—	$6.54
Ceiling	$7.54	—	—	$7.54
Fixed-price sales(2)	$45,973	—	—	$45,973
Fair value, net	$(2,112)	—	—	$(2,112)
Total Natural Gas Contracts:(3)
Contract volumes (MMBtu)	9,360,000	12,629,000	10,499,000	32,488,000
Weighted-average fixed price per MMBtu(1)	$6.74	$7.70	$7.31	$7.30
Fixed-price sales(2)	$63,114	$97,202	$76,779	$237,095
Fair value, net	$(1,512)	$199	$(4,217)	$(5,530)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes floor prices for gas collar volumes.

(3)	Does not include basis swaps with notional volumes by year, as follows: 2008: 6,276,000 MMBtu.

The estimates of fair value of the fixed-price contracts are computed based on the difference between the prices provided by the fixed-price contracts and forward market prices as of the specified date, as adjusted for basis. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The fair value estimates shown above are subject to change as forward market prices and basis change. See Note 6. Financial Instruments.

All fixed-price contracts have been approved by the board of directors of the Predecessor or Quest Energy GP, as appropriate. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the years ended December 31, 2007, 2006 and 2005, oil and gas sales included $6.9 million, $7.9 million and $27.9 million, respectively, of net losses associated with realized losses under fixed-price contracts.

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

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Based upon market prices at December 31, 2007, the estimated amount of unrealized gains for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $1.7 million.

Interest Rate Hedging Activities

The Predecessor entered into interest rate caps designed to hedge the interest rate exposure associated with borrowings under its credit facilities. All interest rate caps were approved by the Predecessor’s board of directors. The excess, if any, of the floating rate over the interest rate cap multiplied by the notional amount is the cap gain. This gain is included in interest expense in the period for which the interest rate exposure was hedged.

For interest rate caps qualifying as cash flow hedges, changes in fair value of the derivative instruments are shown as adjustments to other comprehensive income. For those interest rate caps not qualifying as cash flow hedges, changes in fair value of the derivative instruments are recognized in change in derivative fair value in the statement of operations. All changes in fair value of the Predecessor’s interest rate swaps and caps are reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps do not comply with certain requirements set forth in SFAS 133. The fair value of all interest rate swaps and caps are recorded as assets or liabilities in the balance sheet. As of December 31, 2007, the Partnership did not have interest rate hedging activities. The last of the Predecessor’s interest rate cap agreements expired September 2007.

Change in Derivative Fair Value

Change in derivative fair value in the statements of operations for the years ended December 31, 2007, 2006 and 2005 is comprised of the following:

	Successor	Predecessor
	November 15,	January 1,
	2007	2007
	Through	Through	Year Ended	Year Ended
	December 31,	November 14,	December 31,	December 31,
	2007	2007	2006	2005
	(Dollars in thousands)

Change in fair value of derivatives not qualifying as cash flow hedges	$(6,308)	$(2,713)	$12,233	$879
Amortization of derivative fair value gains and losses recognized in earnings prior to actual cash settlements	—	—	—	103
Settlements due to ineffective cash flow hedges	—	—	(10,234)	—
Ineffective portion of derivatives qualifying as cash flow hedges	226	2,293	4,411	(5,650)

	$(6,082)	$(420)	$6,410	$(4,668)

The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

Credit Risk

Energy swaps and collars and interest rate swaps and caps provide for a net settlement due to or from the respective party as discussed previously. The counterparties to the derivative contracts are a financial institution and a major energy corporation. Should a counterparty default on a contract, there can be no assurance that we would be able to enter into a new contract with a third party on terms comparable to the original contract. The Partnership has not experienced non-performance by its counterparties.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Cancellation or termination of a fixed-price contract would subject a greater portion of the Partnership’s natural gas production to market prices, which, in a low price environment, could have an adverse effect on its future operating results. Cancellation or termination of an interest rate swap or cap would subject a greater portion of the Partnership’s long-term debt to market interest rates, which, in an inflationary environment, could have an adverse effect on its future net income. In addition, the associated carrying value of the derivative contract would be removed from the balance sheet.

Market Risk

The differential between the floating price paid under each energy swap or collar contract and the price received at the wellhead for our production is termed “basis” and is the result of differences in location, quality, contract terms, timing and other variables. For instance, some of our fixed price contracts are tied to commodity prices on the New York Mercantile Exchange (“NYMEX”), that is, we receive the fixed price amount stated in the contract and pay to our counterparty the current market price for gas as listed on the NYMEX. However, due to the geographic location of our natural gas assets and the cost of transporting the natural gas to another market, the amount that we receive when we actually sell our natural gas is based on the Southern Star Central TX/KS/OK (“Southern Star”) first of month index, with a small portion being sold based on the daily price on the Southern Star index. The difference between natural gas prices on the NYMEX and the price actually received by the Partnership is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of the month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of the month index. Recently, the basis differential has been increasingly volatile and has on occasion resulted in us receiving a net price for our natural gas that is significantly below the price stated in the fixed price contract.

The effective price realizations that result from the fixed-price contracts are affected by movements in this basis differential. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Partnership’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Partnership receiving a net price for its natural gas that is significantly below the price stated in the fixed price contract.

Changes in future gains and losses to be realized in natural gas and oil sales upon cash settlements of fixed-price contracts as a result of changes in market prices for natural gas are expected to be offset by changes in the price received for hedged natural gas production.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

8.	Asset Retirement Obligation

If a reasonable estimate of the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells can be made, we record an asset retirement obligations, or ARO, and capitalize the asset retirement cost in oil and natural gas properties in the period in which the retirement obligation is incurred. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis. The changes in the aggregate asset retirement obligations are as follows:

	Successor	Predecessor
	November 15,	January 1,
	2007	2007
	Through	Through	Year Ended
	December 31,	November 14,	December 31,
	2007	2007	2006
	(Dollars in thousands)

Asset retirement obligation beginning balance	$1,658	$1,410	$1,150
Liabilities incurred	26	152	175
Liabilities settled	(1)	(6)	(7)
Accretion expense	17	102	92
Revisions in estimated cash flows	—	—	—

Asset retirement obligation ending balance	$1,700	$1,658	$1,410

9.	Major Purchasers

The Partnership’s natural gas and oil production is sold under contracts with various purchasers. Natural gas sales to two purchasers (ONEOK and Tenaska) accounted for 79% and 21%, respectively, of total natural gas revenues for the year ended December 31, 2007. For the period from November 15, 2007 through December 31, 2007, the Partnership sold approximately 100% of its natural gas to ONEOK. Natural gas sales to one purchaser approximated 95% of total natural gas and oil revenues for the years ended December 31, 2006 and 2005.

10.	Partners’ Equity

Issuance of Units

Effective November 15, 2007, the Partnership completed its initial public offering of 9.1 million common units at a price of $18.00 per unit. Total proceeds from the sale of the common units in the initial public offering were $163.8 million, before underwriting discounts, a structuring fee and offering costs, of approximately $10.6 million, $0.4 million and $1.5 million, respectively. At the closing of the initial public offering, QRC transferred its ownership interest in Quest Cherokee, LLC (which owned all of the Predecessor’s Cherokee Basin gas and oil leases) and Quest Cherokee Oilfield Service, LLC (which owned all of the Cherokee Basin field equipment and vehicles) in exchange for 3,201,521 common units and 8,857,981 subordinated units and a 2% general partner interest.

Common Units

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.40 per common unit plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

The subordination period will extend until the first day of any quarter beginning after December 31, 2012 that each of the following tests are met:

•	distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four quarter periods immediately preceding that date;

•	the adjusted operating surplus (as defined in the Partnership’s partnership agreement) generated during each of the three consecutive, non-overlapping four quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common and subordinated units during those periods on a fully diluted basis during those periods; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

If the unitholders remove Quest Energy GP other than for cause and units held by it and its affiliates are not voted in favor of such removal:

•	the subordination period will end and each subordinated unit will immediately convert into one common unit;

•	any existing arrearages in payment of the minimum quarterly distribution on the common units will be extinguished; and

•	Quest Energy GP will have the right to convert its 2% general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.

The common units have limited voting rights as set forth in the Partnership’s partnership agreement.

Pursuant to the partnership agreement, if at any time Quest Energy GP and its affiliates own more than 80% of the common units outstanding, Quest Energy GP has the right, but not the obligation, to “call” or acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market value. Quest Energy GP may assign this call right to any of its affiliates or to the Partnership.

Subordinated Units

During the subordination period, the subordinated units have no right to receive distributions of available cash from operating surplus until the common units receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.40 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. No arrearages will be paid to subordinated units.

The subordinated units may convert to common units on a one-for-one basis when certain conditions as set forth in our partnership agreement are met. The Partnership’s partnership agreement also sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and Quest Energy GP will receive.

The subordinated units have limited voting rights as set forth in the Partnership’s partnership agreement.

General Partner Interest

Quest Energy GP owns a 2% interest in the Partnership. This interest entitles it to receive distributions of available cash from operating surplus as discussed further below under Cash Distributions. The Partnership’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive.

The general partner units have the management rights as set forth in the Partnership’s partnership agreement.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Allocations of Net Income

Net income is allocated between Quest Energy GP and the common and subordinated unitholders in accordance with the provisions of the Partnership’s partnership agreement. Net income is generally allocated first to Quest Energy GP and the common and subordinated unitholders in an amount equal to the net losses allocated to Quest Energy GP and the common and subordinated unitholders in the current and prior tax years under the partnership agreement. The remaining net income is allocated to Quest Energy GP and the common and subordinated unitholders in accordance with their respective percentage interests of the general partner units, common units and subordinated units.

Cash Distributions

The Partnership intends to continue to make regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The Partnership’s credit facility prohibits it from making cash distributions if any potential default or event of default, as defined in the credit facility, occurs or would result from the cash distribution.

Within 45 days after the end of each quarter, the Partnership will distribute all of its available cash (as defined in the partnership agreement) to Quest Energy GP and unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter; less the amount of cash reserves established by Quest Energy GP to provide for the proper conduct of our business, to comply with applicable law, any of our debt instruments, or other agreements or to provide funds for distributions to unitholders and to Quest Energy GP for any one or more of the next four quarters; plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under the credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

The Partnership’s partnership agreement requires that the Partnership make distributions of available cash from operating surplus for any quarter during the subordination period in the following manner:

•	second, 98% to the holders of subordinated units and 2% to Quest Energy GP, until each subordinated unit has received a minimum quarterly distribution of $0.40;

•	third, 98% to all unitholders, pro rata, and 2% to Quest Energy GP, until each unit has received a distribution of $0.46;

•	fourth, 85% to all unitholders, pro rata, and 15% to Quest Energy GP, until each unit has received a distribution of $0.50; and

•	thereafter, 75% to all unitholders, pro rata, and 25% to Quest Energy GP.

Quest Energy GP is entitled to incentive distributions if the amount the Partnership distributes with respect to one quarter exceeds specified target levels shown below:

	Total Quarterly	Marginal Percentage Interest in Distributions
	Distributions	Limited	General
	Target Amount	Partner	Partner

Minimum quarterly distribution	$0.40	98%	2%
First target distribution	Up to $0.46	98%	2%
Second target distribution	Above $0.46, up to $0.50	85%	15%
Thereafter	Above $0.50	75%	25%

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

On January 21, 2008, the board of directors of Quest Energy GP declared a cash distribution of $0.2043 for the fourth quarter of 2007. The distribution was based on an initial quarterly distribution of $0.40 per unit, prorated for the period from and including November 15, 2007 through December 31, 2007. The distribution was paid on February 14, 2008 to unitholders of record as of the close of business on February 7, 2008. The aggregate amount of the distribution was $4.4 million.

11.	Net Income Per Limited Partner Unit

The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the year. Basic and diluted net income per limited partner unit is determined by dividing net income, after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest), by the weighted average number of outstanding limited partner units during the period in accordance with EITF 03-06.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects for the period from November 15, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through November 14, 2007 and for the years ended December 31, 2006 and 2005 are shown as follows:

	Gross	Tax Effect	Net of Tax
	(Dollars in thousands)

Successor:
For the period from November 15, 2007 through December 31, 2007:
Change in fixed-price contract and other derivative fair value	$7,524	$—	$7,524
Predecessor:
For the period from January 1, 2007 through November 14, 2007:
Change in fixed-price contract and other derivative fair value	$(9,437)	$—	$(9,437)
Year Ended December 31, 2006:
Change in fixed-price contract and other derivative fair value	$47,599	$—	$47,599
Year Ended December 31, 2005:
Change in fixed-price contract and other derivative fair value	$(36,028)	$—	$(36,028)

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Accounting for Comprehensive Income,” requires that enterprises report a total for comprehensive income. The difference between the Partnership’s net income and the Partnership’s comprehensive income resulted from unrealized gains or losses on derivatives utilized for hedging the Partnership’s exposure to fluctuating expected future cash flows produced by price or interest rate risk.

Cumulative revenues, expenses, gains and losses that under generally accepted accounting principals are included within our comprehensive income but excluded from our earnings are reported as accumulated other comprehensive income/(loss) within Partners’ Capital in the Partnership’s consolidated balance sheets.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Change in derivative fair value in the statements of operations for the period from November 15, 2007 through December 31, 2007 and the Predecessor period from January 1, 2007 through November 14, 2007 and for the years ended December 31, 2006 and 2005 are shown as follows:

	Successor	Predecessor
	November 15,	January 1,
	2007	2007
	Through	Through	Year Ended	Year Ended
	December 31,	November 14,	December 31,	December 31,
	2007	2007	2006	2005
	(Dollars in thousands)

Change in fair value of derivatives not qualifying as cash flow hedges	$(6,308)	$(2,713)	$12,233	$879
Amortization of derivative fair value gains and losses recognized in earnings prior to actual cash settlements	—	—	—	103
Settlements due to ineffective cash flow hedges	—	—	(10,234)	—
Ineffective portion of derivatives qualifying as cash flow hedges	226	2,293	4,411	(5,650)

	$(6,082)	$(420)	$6,410	$(4,668)

12.	Related Party Transactions

The Partnership entered into a management services agreement with Quest Energy Service, LLC (a wholly-owned subsidiary of QRC), which carries out the directions of Quest Energy GP. Pursuant to this agreement, Quest Energy Service provides the Partnership with legal, accounting, finance, tax, property management, engineering, risk management and acquisition services in respect of potential opportunities for the Partnership to acquire long-lived, stable and proved gas and oil reserves. Quest Energy Service is reimbursed for its reasonable costs in providing services to the Partnership and is entitled to be reimbursed for all direct and indirect expenses incurred on the Partnership’s behalf. For a description of the services that Quest Energy Service provides to the Partnership and the Partnership’s obligation to reimburse Quest Energy Service for the costs it incurs in providing those services, please read “Certain Relationships and Related Party Transactions — Agreements Governing the Transactions — Management Services Agreement” under Item 13 of this report.

Prior to the formation of Quest Midstream in December 2006, a wholly-owned subsidiary of QRC provided the Predecessor with gas gathering, treating, dehydration and compression services pursuant to a gas transportation agreement that was entered into in December 2003. Since these services were being provided by one wholly owned subsidiary of QRC to another wholly-owned subsidiary, no amendments were made to this prior contract to reflect increases in the costs of providing these services. As part of the formation of Quest Midstream, QRC and Quest Midstream entered into the midstream services agreement, which provided for negotiated fees for these services that were significantly higher than those that had been previously paid.

Under the midstream services agreement, Quest Midstream initially paid $0.50 per MMBtu of gas for gathering, dehydration and treating services and $1.10 per MMBtu of gas for compression services. These fees are subject to annual adjustment based on changes in gas prices and the producer price index. Such fees will never be reduced below these initial rates and are subject to renegotiation upon the exercise of each five-year extension period. Under the terms of some of the Partnership’s gas leases, it may not be able to charge the full amount of these fees to royalty owners, which would increase the average fees per MMBtu that the Partnership effectively pays under the midstream services agreement. For 2008, the fees will be $0.51 per MMBtu of gas for gathering, dehydration and treating services and $1.13 per MMBtu of gas for compression services.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

In addition, Quest Midstream agreed to install the saltwater disposal lines for the Partnership’s gas wells connected to Quest Midstream’s gathering system for a fee of $1.25 per linear foot and connect such lines to the Partnership’s saltwater disposal wells for a fee of $1,000 per well, subject to an annual adjustment based on changes in the Employment Cost Index for Natural Resources, Construction, and Maintenance. For 2008, the fees will be $1.29 per linear foot to install saltwater disposal lines and $1,030 per well to connect such lines to the Partnership’s saltwater disposal wells.

13.	Supplemental Cash Flow Information

	Successor	Predecessor
	November 15,	January 1,
	2007	2007
	Through	Through
	December 31,	November 14,	December 31,	December 31,
	2007	2007	2006	2005
	(Dollars in thousands)

Cash paid for interest	$4,756	$23,828	$20,418	$10,315
Cash paid for income taxes	$—	$—	$—	$—

Supplementary Information:

During the year ended December 31, 2007, non-cash investing and financing activities were as follows:

1) Issued common units in the Partnership for approximately $163 million, before expenses.

2) Distributions for the Partnership of $1.9 million were accrued.

During the year ended December 31, 2006, non-cash investing and financing activities were as follows:

1) QRC issued stock to its 401(k) plan valued at $607,000 as an employer contribution.

During the year ended December 31, 2005, non-cash investing and financing activities were as follows:

1) QRC issued stock to its 401(k) plan valued at $495,000 as an employer contribution.

14.	Employee Benefit Plan With Related Party

QRC has adopted a 401(k) profit sharing plan with an effective date of June 1, 2001. The plan covers all eligible employees. During the years ended December 31, 2007, 2006 and 2005, employees contributed $864,000, $490,880 and $298,937, respectively, to the plan and QRC matched the contributions with cash contributions of $566,000, $372,000, and $350,000, respectively. QRC contributed 192,753, 51,131 and 49,842 shares of its common stock to the plan. QRC valued the 2007, 2006 and 2005 common stock contribution at $1,445,647, $607,000 and $495,000, respectively, of which $709,000, $179,000 and $229,000, respectively, was included in oil and gas properties. There is a graduated vesting schedule with the employee becoming fully vested after six years of service.

15.  SFAS 69 Supplemental Disclosures (Unaudited)

Net Capitalized Costs

The Partnership’s and the Predecessor’s aggregate capitalized costs related to natural gas and oil producing activities are summarized as follows:

	Successor	Predecessor
	December 31,
	2007	2006
	(Dollars in thousands)

Natural gas and oil properties and related lease equipment:
Proved	$406,661	$316,783
Unproved	19,328	9,445

	425,989	326,228
Accumulated depreciation, depletion and impairment	(127,968)	(92,733)

Net capitalized costs	$298,021	$233,495

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Unproved properties not subject to amortization consisted mainly of leasehold acquired through acquisitions. The Partnership will continue to evaluate its unproved properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred

Costs incurred in natural gas and oil property acquisition, exploration and development activities that have been capitalized are summarized as follows:

	Successor	Predecessor
	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Acquisition of properties proved and unproved	$—	$—
Development costs	103,076	106,021

	$103,076	$106,021

Results of Operations for Natural Gas and Oil Producing Activities

The Partnership’s and the Predecessor’s results of operations from natural gas and oil producing activities are presented below for the years ended December 31, 2007, 2006 and 2005. The following table includes revenues and expenses associated directly with the Partnership’s natural gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of the Partnership’s and the Predecessor’s natural gas and oil operations.

	Successor	Predecessor
	November 15	January 1
	Through	Through
	December 31,	November 14,	Year Ended December 31,
	2007	2007	2006	2005
	(Dollars in thousands)

Production revenues	$15,842	$97,193	$65,551	$44,565
Production costs	(3,579)	(24,416)	(21,208)	(14,388)
Depreciation and depletion	(5,046)	(30,672)	(25,521)	(20,121)

	7,217	42,105	18,822	10,056
Imputed income tax provision(1)	(2,887)	(16,842)	(7,642)	(3,817)

Results of operations for natural gas/oil producing activity	$4,330	$25,263	$11,180	$6,239

(1)	The imputed income tax provision is hypothetical (at the statutory rate) and determined without regard to the Partnership’s deduction for general and administrative expenses, interest costs and other income tax credits and deductions, nor whether the hypothetical tax provision will be payable.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Natural Gas and Oil Reserve Quantities

The following schedule contains estimates of proved natural gas and oil reserves attributable to the Partnership and the Predecessor. Proved reserves are estimated quantities of natural gas and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in thousand cubic feet (mcf) of natural gas and barrels (bbl) of oil. Geological and engineering estimates of proved natural gas and oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

	Gas — mcf	Oil — bbls

Proved reserves:
Balance, December 31, 2005	134,319,300	32,269
Purchase of reserves-in-place	—	—
Extensions and discoveries	87,002,842	—
Revisions of previous estimates(1)	(11,000,000)	9,740
Production	(12,282,142)	(9,737)

Balance, December 31, 2006	198,040,000	32,272
Purchase of reserves-in-place	—	—
Extensions and discoveries	26,368,000	—
Revisions of previous estimates(2)	3,663,000	10,807
Production	(17,148,000)	(6,523)

Balance, December 31, 2007	210,923,000	36,556

Proved developed reserves:
Balance, December 31, 2005	71,638,250	32,269
Balance, December 31, 2006	122,390,000	32,272
Balance, December 31, 2007	140,966,000	36,556

(1)	Lower natural gas prices reduced the economic lives of the underlying natural gas properties and thereby decreased the estimated future reserves. Higher oil prices increased the economic lives of the underlying oil properties and thereby increased the estimated future reserves.

(2)	During 2007, higher prices increased the economic lives of the underlying oil and natural gas properties and thereby increased the estimated future reserves.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Partnership’s and the Predecessor’s proved reserves as of December 31, 2007, 2006 and 2005. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2007, 2006 and 2005, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Partnership’s and the Predecessor’s recoverable reserves or in estimating future results of operations.

	Successor	Predecessor
	December 31,
	2007	2006	2005
	(Dollars in thousands)

Future production revenues(1)	$1,351,979	$1,197,198	$1,258,579
Future production costs	(732,486)	(638,844)	(366,474)
Future development costs	(119,448)	(126,272)	(122,428)

Future net cash flows	500,045	432,082	769,677
Effect of discounting future annual cash flows at 10%	(177,508)	(164,010)	(287,132)

Standardized measure of discounted net cash flows before hedges	$322,537	$268,072	$482,545

(1)	The weighted average natural gas and oil wellhead prices used in computing the Partnership’s and the Predecessor’s reserves were $6.21 per mcf and $92.01 per bbl at December 31, 2007; $6.00 per mcf and $58.06 per bbl at December 31, 2006; and $9.22 per mcf and $55.69 per bbl at December 31, 2005.

The principal changes in the standardized measure of discounted future net cash flows relating to proven natural gas and oil properties were as follows:

	Successor	Predecessor
	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Sales and transfers of natural gas and oil, net of production costs	$(56,499)	$(25,796)	$(25,646)
Net changes in prices and production costs	23,665	(457,808)	171,468
Acquisitions of natural gas and oil in place — less related production costs	—	—	—
Extensions and discoveries, less related production costs	63,057	241,621	—
Revisions of previous quantity estimates less related production costs	8,915	(30,424)	(51,760	)(1)
Accretion of discount	15,327	57,934	8,832

Total change in standardized measure of discounted future net cash flows	$54,465	$(214,473)	$102,894

(1)	Includes $30.1 million related to increase in future development costs.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS — (Continued)

The following schedule contains a comparison of the standardized measure of discounted future net cash flows to the net carrying value of proved natural gas and oil properties at December 31, 2007, 2006 and 2005:

	Successor	Predecessor
	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Standardized measure of discounted future net cash flows, before hedges	$322,537	$268,072	$482,545
Proved natural gas & oil property, net of accumulated depletion	278,697	224,048	165,085

Standardized measure of discounted future net cash flows in excess of net carrying value of proved natural gas & oil properties	$43,840	$44,024	$317,460

16.	Subsequent Events

The Partnership purchased certain oil producing properties in Seminole County, Oklahoma from a private company for $9.5 million in a transaction that closed in early February 2008. The Partnership reduced its land budget for 2008 in a similar amount to retain its total capital budget unchanged. The properties have estimated proved reserves of 712,000 barrels, all of which are proved developed producing. In addition, the Partnership entered into crude oil swaps for approximately 80% of the estimated production from the property’s proved developed producing reserves at WTI-NYMEX prices per barrel of oil of approximately $96.00 in 2008, $90.00 in 2009, and $87.50 for 2010. The acquisition was financed with borrowings under the Partnership’s credit facility.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures as of December 31, 2007 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Internal Controls Over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls.

There have not been any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Management

As is the case with many publicly traded partnerships, we do not directly have officers, directors or employees. Our operations and activities are managed by our general partner, Quest Energy GP, LLC, which is wholly owned by our Parent. Quest Energy GP has a board of directors that oversees its management, operations and activities. We refer to the board of directors of Quest Energy GP as the “board of directors of our general partner.”

Our general partner manages our operations and activities on our behalf. We have entered into a management services agreement with Quest Energy Service, LLC, a wholly-owned subsidiary of our Parent, pursuant to which Quest Energy Service provides us with legal, accounting, finance, tax, property management, engineering, risk management and acquisition services in respect of opportunities for us to acquire long-lived, stable and proved gas and oil reserves. The management services agreement provides that employees of Quest Energy Service (including the persons who are executive officers of our general partner) will devote such portion of their time as may be needed to conduct our business and affairs.

Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Unitholders will not be entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. As owner of our general partner, our Parent will have the ability to elect all the members of the board of directors of our general partner. Our general partner owes a fiduciary duty to our unitholders, although our partnership agreement limits such duties and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duties. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly nonrecourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are nonrecourse to it. Whenever possible, our general partner intends to cause us to incur indebtedness or other obligations that are nonrecourse to it.

Directors and Executive Officers

The following table shows information regarding the current directors and executive officers of our general partner. Directors are elected for one-year terms by our Parent, the owner of our general partner.

Name	Age	Position

Jerry D. Cash(1)	46	Chairman of the Board, Chief Executive Officer, Director
David E. Grose	55	Chief Financial Officer
David Lawler	40	Chief Operating Officer and Director
David Bolton	39	Executive Vice President — Land
Steve Hochstein	50	Executive Vice President — Exploration/A&D
Richard Marlin	55	Executive Vice President — Engineering
Gary Pittman(2)	44	Director
Mark Stansberry(2)	52	Director

(1)	Member of the audit committee.

(2)	Member of the audit committee, nominating committee and the conflicts committee.

Our general partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Jerry D. Cash serves as the Chairman of the Board of Directors and Chief Executive Officer of our general partner. Mr. Cash is Chief Executive Officer and a Director of our Parent. Mr. Cash has been active in the gas and oil exploration and development business for over 25 years. Mr. Cash has been the Chairman of the Board of our Parent since November 2002, when our Parent acquired STP Cherokee, Inc. Mr. Cash has been Chief Executive Officer since September 2004. From November 2002 until September 2004, he was Co-Chief Executive Officer of our Parent. From November 2002 until June 2004, he was Chief Financial Officer of our Parent. In 1987, Mr. Cash formed STP, Inc. and as President directed that company in the identification and realization of numerous oil, gas and CBM exploration projects. In November 2002, Mr. Cash transferred substantially all of the assets of STP, Inc. to STP Cherokee and sold STP Cherokee to our Parent in November 2002. From 1980 to 1986, Mr. Cash worked for Bodard & Hale Drilling Company while pursuing a petroleum engineering degree at Oklahoma State University and the University of Oklahoma. During this period, Mr. Cash drilled several hundred wells throughout Oklahoma. A long-time resident of Oklahoma, Mr. Cash maintains an active role in several charitable organizations.

David E. Grose serves as the Chief Financial Officer of our general partner. Mr. Grose is Chief Financial Officer of our Parent, and has held that position since June 2004. Mr. Grose has 25 years of financial experience, primarily in the exploration, production, and drilling sectors of the gas and oil industry. Mr. Grose also has significant knowledge and expertise in capital development and in the acquisition of oil & gas companies. From January 2004 to June 2004, Mr. Grose was Chief Financial Officer for Avalon Corrections, Inc., a corrections company. From June 2002 until December 2003, Mr. Grose was Chief Financial Officer for Oxley Petroleum Company. From April 1999 to December 2001, Mr. Grose was Chief Financial Officer for a telecommunications company. From July 1997 to April 1999, Mr. Grose was Chief Financial Officer for Bayard Drilling Technologies, Inc. Prior to that, Mr. Grose was employed by Alexander Energy Corporation from March 1980 to February 1997, in various positions, most recently as Chief Financial Officer. Mr. Grose earned a B.A. in Political Science from Oklahoma State University in 1974 and an MBA from the University of Central Oklahoma in 1977.

David Lawler serves as a Director and the Chief Operating Officer of our general partner. Mr. Lawler has served as Chief Operating Officer of our Parent since May 2007. Mr. Lawler has worked in the oil and gas industry for more than 16 years in various management and engineering positions including production, drilling, project management and facilities. Prior to joining our Parent, Mr. Lawler was employed by Shell Exploration & Production Company from May 1997 to May 2007 and in his most recent assignment, served as Engineering and Operations Manager for multiple assets along the U.S. Gulf Coast from January 2005 to May 2007. These assets included Shell’s prolific gas producing assets located in South Texas as well as offshore sour gas production facilities near Mobile Bay, Alabama and the Yellowhammer Sulfur Recovery Plan located in Coden, Alabama. Prior to his role as Operations Manager, Mr. Lawler progressed through technical and leadership assignments at Shell, including Executive Support/Staff Business Analyst (March 2003 to December 2004) and drilling engineering team leader (May 1997 to February 2003). Prior to joining Shell, Mr. Lawler was employed by Conoco, Inc. and Burlington Resources in various domestic engineering and operations positions. Mr. Lawler graduated from the Colorado School of Mines in 1990 with a bachelor’s of science degree in petroleum engineering and earned his Masters in Business Administration from Tulane University in 2003.

David Bolton serves as Executive Vice President — Land of our general partner. Mr. Bolton has served as Executive Vice President — Land of our Parent since May 2006. Prior to that, Mr. Bolton was a Land Manager for Continental Land Resources LLC, an Oklahoma based gas and oil lease broker from May 2004 to May 2006. Prior to that, Mr. Bolton was a landman for Continental Land Resources from April 2001 to May 2004. Mr. Bolton was an independent landman from 1995 to April 2001. Mr. Bolton is a Certified Professional Landman with over 17 years of experience in various aspects of the gas and oil industry, and has worked extensively throughout Oklahoma, Texas, and Kansas. Mr. Bolton holds a Bachelor of Liberal Studies degree from the University of Oklahoma, attended the Oklahoma City University School of Law, and is a member of American Association of Petroleum Landmen, Oklahoma City Association of Petroleum Landmen, the American Bar Association, and the Energy Bar Association.

Steve Hochstein serves as Executive Vice President — Exploration/A&D of our general partner. Mr. Hochstein joined our Parent in January of 2006 as Manager of New Ventures. He then served as Executive Vice President — Exploration/A&D from March 2007 to November 2007 and has served as Executive Vice President — Exploration and Resource Development of our Parent since December 2007. While serving as Manager of New Ventures, Mr. Hochstein led resource assessment efforts for several acquisition projects and was responsible for generating two new resource plays for our Parent. In his new role, Mr. Hochstein will continue to develop new opportunities for our Parent and oversee all geologic and reservoir engineering functions. Before joining our Parent, Mr. Hochstein served for two years as a partner in Rockport Energy, a small E&P company. Prior to that, Mr. Hochstein worked for El Paso Corporation in its coalbed methane division, serving as technical manager (January 2001 to August 2001), Director of Coalbed Methane (August 2001 to February 2003) and Vice President of CBM/Mid Continent and Rockies (February 2003 to April 2004). Prior to that, Mr. Hochstein worked for Sonat Exploration Co. from August 1981 to January 2001 in various positions, most recently as Manager of Geoscience. Mr. Hochstein has more than 25 years of industry experience and more than 10 years of unconventional resource experience. Mr. Hochstein holds a Bachelor of Science in Geologic Sciences from the University of Texas, Austin, and is a member of the American Association of Petroleum Geologists.

Richard Marlin serves as Executive Vice President — Engineering of our general partner. Mr. Marlin has served as Executive Vice President — Engineering of our Parent since September 2004. Mr. Marlin also was our Parent’s Chief Operations Officer from February 2005 through July 2006. Mr. Marlin was our Parent’s engineering manager from November 2002 to September 2004. Prior to that, Mr. Marlin was the engineering manager for STP from 1999 until STP’s acquisition by our Parent in November 2002. Prior to that, Mr. Marlin was employed by Parker and Parsley Petroleum as the Mid-Continent Operations Manager for 12 years. Mr. Marlin has more than 32 years industry experience involving all phases of drilling and production in more than 14 states. His experience also involved primary and secondary operations along with the design and oversight of gathering systems that move as much as 175 MMcf/d. Mr. Marlin is a registered Professional Engineer holding licenses in Oklahoma and Colorado. Mr. Marlin earned a B.S. in Industrial Engineering and Management from Oklahoma State University in 1974. Mr. Marlin was a Director of the Mid-Continent Coal Bed Methane Forum.

Gary Pittman has been a director of our general partner since November 2007. Mr. Pittman is currently an active private investor with his own investment company, G. Pittman & Company, of which he has been president for the past 15 years, who began his career in private equity and investment banking. From 1987 to 1995, Mr. Pittman was Vice President of The Energy Recovery Fund, a $180 million private equity fund focused on the energy industry. Mr. Pittman has served as a director of various oil and natural gas companies, including Flotek Industries, Inc., a specialty chemical oil service company; Geokinetics, Inc., a seismic acquisition and processing company; Czar Resources, Ltd, a Canadian E&P company; and Sub Sea International, an offshore robotics and diving company. He owned and operated an oil and gas production and gas gathering company in Montana from 1992 to 1998. Mr. Pittman currently chairs the compensation committee and serves on the audit committee for Flotek, and chairs the compensation committee and serves on the audit and governance committees for Geokinetics. Mr. Pittman holds a B.A. degree in Economics/Business from Wheaton College and an MBA from Georgetown University.

Mark Stansberry has been a director of our general partner since November 2007. Mr. Stansberry currently serves as the Chairman and a director of The GTD Group, which owns and invests in companies including those specializing in energy consulting and management, environmental, governmental relations, international trade development and commercial construction. He has served as Chairman of The GTD Group since 1998. Currently, he serves as Chairman of The Governor’s International Team and State Chamber’s Energy Council in Oklahoma. He also serves on a number of other boards, including the Board of Directors of People to People International, and serves as President of the International Society of The Energy Advocates. Mr. Stansberry has testified before the U.S. Senate Energy and Natural Resources Committee and is the author of the book: The Braking Point: America’s Energy Dreams and Global Economic Realities. Mr. Stansberry is a 1977 Bachelor’s of Arts graduate from Oklahoma Christian University, a graduate of the Fund for American Studies/Georgetown University, and a graduate of the Intermediate School of Banking, Oklahoma State University.

Committees of the Board of Directors

The board of directors of our general partner has established an audit committee, a nominating committee and a conflicts committee. There currently are no other committees of the board of directors of our general partner. Because we are a limited partnership, the listing standards of the NASDAQ do not require that we or our general partner have a majority of independent directors or a nominating or compensation committee of the board of directors. We are, however, required to have an audit committee, all of whose members are required to be “independent” under NASDAQ standards as described below, subject to certain transition rules for the first year following the closing of our initial public offering.

Audit Committee.  The audit committee is comprised of Gary Pittman, Mark Stansberry and Jerry Cash. The board of directors of our general partner has determined that Messrs. Pittman and Stansberry meet the independence standards, and that each member of the audit committee meets the experience standards, established by the NASDAQ Global Market and SEC rules. In addition, the board of directors of our general partner has determined that Mr. Pittman meets the SEC’s definition of an “audit committee financial expert” based on his business and experience and background described above under “— Directors and Executive Officers.”

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, to approve all auditing services and related fees and the terms thereof, and to pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee. The charter for the audit committee is posted under the “Investors — Corporate Governance” section of our website at www.qelp.net

Conflicts Committee.  The board of directors of our general partner has established a conflicts committee. The conflicts committee will review specific matters that the board of directors believes may involve conflicts of interest. At the request of the board of directors of our general partner, the conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us (in light of the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us). The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including our Parent, and must meet the independence and experience standards established by the NASDAQ Global Market and SEC rules for service on an audit committee of a board of directors, and certain other requirements. Each member of the conflicts committee meets these standards. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Unitholder Communications and Other Information

Unitholders who wish to communicate with the board of directors of our general partner or any of the directors may do so by mail in care of Investor Relations at Quest Energy Partners, L.P., 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102. Such communications should specify the intended recipient or recipients. All such communications will be compiled and submitted to the board or the individual director, as applicable, on a periodic basis. Commercial solicitations or communications will not be forwarded.

Our partnership agreement provides that our general partner will manage and operate us and that, unlike holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.

Reimbursement of Expenses of Our General Partner

Our general partner will not receive any management fee or other compensation for its management of our partnership. However, our partnership agreement requires us to reimburse our general partner for all actual direct and indirect expenses it incurs or actual payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business including overhead allocated to our general partner by its affiliates, including our Parent. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. We do not expect to incur any additional fees or to make other payments to these entities in connection with operating our business. Our general partner is entitled to determine in good faith the expenses that are allocable to us. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. We expect that we will reimburse our Parent for at least a majority of the compensation and benefits paid to the executive officers of our general partner. In addition, we have entered into a management services agreement with Quest Energy Service pursuant to which Quest Energy Service operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land, legal and engineering. We will reimburse Quest Energy Services for its costs in performing these services, plus related expenses. For the period from November 15, 2007 to December 31, 2007, we reimbursed our Parent and Quest Energy Service for a total of $1.8 million in costs and expenses.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires executive officers and directors of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and the NASDAQ concerning their beneficial ownership of such securities.

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of our general partner, we believe that during the period beginning November 7, 2007 and ending December 31, 2007, the officer and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a), except for our Parent not timely reporting its acquisition of 3,201,521 common units and 8,857,981 subordinated units.

Code of Ethics

The corporate governance of our general partner is, in effect, the corporate governance of our partnership, subject in all cases to any specific unitholder rights contained in our partnership agreement.

Our general partner has adopted a code of business conduct and ethics that applies to all officers, directors and employees of our general partner and its affiliates. A copy of our code of business conduct is available on our website at qelp.net. Any substantive amendment to, or waiver from, a provision of our code of business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed in a report on Form 8-K.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business, and we do not have a compensation committee. Quest Energy GP, our general partner, manages our operations and activities, and its board of directors and officers makes decisions on our behalf. The compensation of the directors and officers of our general partner and of Quest Energy Service’s employees that perform services on our behalf is determined by the Compensation Committee of, and paid for by, our Parent. The officers and employees of our general partner may participate in employee benefit plans and arrangements sponsored by our Parent. Our general partner has not entered into any employment agreements with any of its officers.

The “Named Executive Officers” listed on page 88 (the “Named Executive Officers”) of our general partner also serve as executive officers of our Parent, and the compensation of the Named Executive Officers discussed below reflects total compensation for services to all of our Parent’s affiliates. We reimburse all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business, pursuant to our Parent’s allocation methodology and subject to the terms of the management services agreement and the omnibus agreement.

Based on the information that we track regarding the amount of time spent by each of the Named Executive Officers on business matters relating to us, we estimate that such officers devoted the following percentage of their time to our business and to our Parent and its other affiliates, respectively, for 2007:

		Percentage of Time Devoted
	Percentage of Time	to Business of Our Parent
Name	Devoted to Our Business	and Its Other Affiliates

Jerry D. Cash	72%	28%
David E. Grose	67%	33%
David Lawler	45%	55%
Richard Marlin	45%	55%
David Bolton	58%	42%

Our Parent’s Compensation Philosophy

Our Parent’s compensation philosophy is to manage Named Executive Officer total compensation at the median level (50th percentile) relative to companies with which we compete for talent (which are primarily the peer group companies). The Compensation Committee of our Parent’s Board of Directors (the “Committee”) compares compensation levels with a selected cross-industry group of other natural gas and oil exploration and production companies of similar size to establish a competitive compensation package. All compensation determinations are discretionary and, as noted above, subject to our Parent’s decision-making authority.

Our Parent’s Compensation Methodology

Our Parent has the ultimate decision-making authority with respect to the total compensation of the Named Executive Officers. The elements of compensation discussed below, and our Parent’s decisions with respect to the levels of such compensation, is not subject to approval by the board of directors of our general partner, including the audit and conflicts committees thereof. Awards under our long-term incentive plan are made by the board of directors of our general partner or a committee thereof. For 2007, the decisions regarding the compensation packages of the Named Executive Officers were made prior to our formation. As a result, the members of our general partner’s board of directors were not able to provide any input to the Committee. With respect to future compensation decisions, our general partner’s board of directors intends to provide input and suggestions to the Committee.

Role of the Compensation Committee

The Committee is responsible for reviewing and approving all aspects of compensation for the Named Executive Officers. In meeting this responsibility, the Committee’s policy is to ensure that Named Executive Officer compensation complies with all applicable rules and regulations and is designed to achieve three primary objectives:

•	attract and retain well-qualified executives who will lead our Parent and us and achieve superior performance;

•	tie annual incentives to achievement of specific, measurable short-term corporate goals; and

•	align the interests of management with those of the equityholders to encourage achievement of increases in equityholder value.

The Committee retained the independent compensation consulting firm of Towers Perrin (“T-P”) in February 2007 to: (i) assist the Committee in formulating our Parent’s compensation policies for 2007 and future years; (ii) provide advice to the Committee concerning specific compensation packages and appropriate levels of compensation of our Parent’s named executive officers and directors; (iii) provide advice about competitive levels of compensation and marketplace trends in the oil and gas industry; and (iv) review and recommend changes in our Parent’s compensation system and programs. As described below, T-P compiled competitive salary data for thirteen peer group companies and assisted the Committee in its benchmarking efforts, among other things. T-P met with members of our Parent’s management and had a conference call with the Committee in order to gather information about our Parent and its business.

Role of Management in Compensation Process

Each year the Committee asks the Chief Executive Officer and Chief Financial Officer to present a proposed compensation plan for the fiscal year beginning January 1 and ending December 31 (each, a “Plan Year”), along with supporting and competitive market data. For 2007, T-P assisted our Parent’s management in providing this competitive market data, primarily through published salary surveys. The compensation amounts presented to the Committee for the 2007 Plan Year were determined based upon the Chief Executive Officer’s negotiations with our Parent’s named executive officers (taking into account the T-P competitive data). The Committee then met with the Chief Executive Officer to review the proposal and establish the compensation plan, with members of T-P participating by telephone.

The Committee monitors the performance of the Named Executive Officers throughout the Plan Year against the targets set for each performance measure. At the end of the Plan Year, the Committee meets with the Chief Executive Officer and Chief Financial Officer to review the final results compared to the established performance goals before determining the Named Executive Officers’ compensation levels for the Plan Year. During this meeting, the Committee also establishes the Named Executive Officer compensation plan for the upcoming Plan Year, based on the Chief Executive Officer’s recommendations. In general, the plan must be established within the first 90 days of a Plan Year.

In addition, during 2007, our Parent hired a number of new executive officers, including David Lawler who was one of the Named Executive Officers for 2007. The compensation packages for these new executive officers were negotiated between the Chief Executive Officer and the executive officers (taking into account the T-P competitive data). The Committee then met with the Chief Executive Officer to review and approve the proposed compensation packages.

Performance Peer Group

In 2007, the Committee retained T-P as its independent compensation consultant to advise the Committee on matters related to our Parent’s overall compensation program. To assist the Committee in its benchmarking efforts, T-P provided a compensation analysis and survey data for a peer group of companies that are similar in scale and scope to our Parent. With the assistance of T-P, the Committee selected a peer group consisting of the following thirteen publicly traded U.S. exploration and production companies: ATP Oil & Gas Corp., Brigham Exploration, Carrizo Oil & Gas Inc., Edge Petroleum, Gastar Exploration, GMX Resources, Goodrich Petroleum, Linn Energy, McMoRan Exploration, Parallel Petroleum, Toreador Resources Corp. and Warren Resources. In general, peer group companies were U.S. energy companies in the exploration and production sector which had annual revenues ranging from $30 million to $175 million.

Elements of our Parent’s Executive Compensation Program

Our Parent’s compensation program for the Named Executive Officers consists of the following components:

Base Salary:  Base salaries for the Named Executive Officers are established base on their scope of responsibilities, taking into account competitive market compensation paid by other companies in our Parent’s peer group. The Committee considers the median salary range for each Named Executive Officer’s counterpart, but makes adjustments to reflect differences in job descriptions and scope of responsibilities for each Named Executive Officer and to reflect the Committee’s philosophy that each Named Executive Officer’s total compensation should be at the median level (50th percentile) relative to our Parent’s peer group. The Committee annually reviews base salaries for the Named Executive Officers and makes adjustments from time to time to realign their salaries, after taking into account individual performance, responsibilities, experience, autonomy, strategic perspectives and marketability, as well as the recommendations of the Chief Executive Officer.

As part of the Committee’s review of our Parent’s compensation policies during the first quarter of 2007, the Committee determined, in consultation with T-P, that the base salaries for the Named Executive Officers were below the median levels for our Parent’s peer group. As a result, the base salaries of the Named Executive Officers were significantly increased.

Management Annual Incentive Plan:  In 2006, the Committee established the Quest Resource Corporation Management Annual Incentive Plan, which we refer to as the “Bonus Plan”. The Bonus Plan is intended to recognize value creation by providing competitive incentives for meeting and exceeding annual financial and operating performance measurement targets. By providing market-competitive bonus awards, the Committee believes the Bonus Plan supports the attraction and retention of the Named Executive Officer talent critical to achieving our Parent’s strategic business objectives. The Bonus Plan puts a significant portion of total compensation at risk by linking potential annual compensation to our Parent’s achievement of specific performance goals during the year, which creates a direct connection between the executive’s pay and our Parent’s financial performance.

The awards under the Bonus Plan were paid in a combination of stock and cash for 2006. For 2007, awards under the Bonus Plan were payable solely in cash. The Committee anticipates that future annual bonus awards will also be paid only in the form of cash awards. The Committee made this change because of the roll out of our Parent’s long-term equity incentive plan described below.

Each year the Committee will establish goals during the first quarter of the calendar year. The 2007 performance goals for the Bonus Plan are described below. The amount of the bonus payable to each participant varies based on the percentage of the performance goals achieved and the employee’s position. More senior ranking management personnel are entitled to bonuses that are potentially a higher percentage of their base salaries, reflecting the Committee’s philosophy that higher ranking employees should have a greater percentage of their overall compensation at risk.

Each executive officer and key employee that participates in the Bonus Plan has a target bonus percentage expressed as a percentage of base salary based on his or her level of responsibility. The performance criteria for 2007 includes minimum performance thresholds required to earn any incentive compensation, as well as maximum payouts geared towards rewarding extraordinary performance, thus, actual awards can range from 0% (if performance is below 60% of target) to 100% of base salary for the most senior executives (if performance is 150% of target). For 2007, the potential bonus amounts for each of Messrs. Cash, Grose, and Lawler were as follows: if our Parent achieved an average of its financial goals of 60%, their incentive awards would be 22% of base salary. If our Parent achieved an average of its financial goals of 100%, their incentive awards would be 42% of base salary. If our Parent achieved an average of its financial goals of 150%, their incentive awards would be 99% of base salary. For 2007, the potential bonus amounts for each of the other Named Executive Officers were as follows: if our Parent achieved an average of its financial goals of 60%, their incentive awards would be 7% of base salary. If our Parent achieved an average of its financial goals of 100%, their incentive awards would be 27% of base salary. If our Parent achieved an average of its financial goals of 150%, their incentive awards would be 73.5% of base salary.

After the end of the Plan Year, the Committee determines to what extent our Parent and the participants have achieved the performance measurement goals. The Committee calculates and certifies in writing the amount of each participant’s bonus based upon the actual achievements and computation formulae set forth in the Bonus Plan. The Committee has no discretion to increase the amount of any Named Executive Officer’s bonus as so determined, but may reduce the amount of or totally eliminate such bonus, if it determines, in its absolute and sole discretion that such reduction or elimination is appropriate in order to reflect the Named Executive Officer’s performance or unanticipated factors. The performance period (“Incentive Period”) with respect to which target awards and bonuses may be payable under the Bonus Plan will generally be the fiscal year beginning on January 1 and ending on December 31, but the Committee has the authority to designate different Incentive Periods.

Bonus Plan 2007 Performance Goals.  The Committee increased the 2007 performance targets for the Bonus Plan from the 2006 levels. The Committee eliminated “pipeline operating expense” as a performance measure in 2007, because the midstream pipeline operations were dropped into Quest Midstream Partners in December 2006. The Committee established the 2007 performance targets and percentages of goals achieved for each of the five corporate financial goals described below:

	Percentage of Goal Achieved
	50%	100%	150%

Performance Measure
EBITDA (earnings before interest, taxes, depreciation and amortization)	$34,000,000	$54,000,000	$74,000,000
Lease operating expense (excluding gross production taxes and ad valorem taxes)	$1.31/Mcf	$1.23/Mcf	$1.15/Mcf
Finding and development cost	$1.67/Mcf	$1.50/Mcf	$1.33/Mcf
Year end proved reserves	193.5 Bcfe	215 Bcfe	236.5 Bcfe
Production	16.2 Bcfe	18.0 Bcfe	19.8 Bcfe

Each of the five corporate financial goals were equally weighted. The amount of the incentive bonus varies depending upon the average percentage of the financial goals achieved. For amounts between 50% and 100% and between 100% and 150%, linear interpolation is used to determine the “Percentage of Goal Achieved”. For amounts below 50%, the “Percentage of Goal Achieved” is determined using the same scale as between 50% and 100%. For amounts in excess of 150%, the “Percentage of Goal Achieved” is determined using the same scale as between 100% and 150%. For 2007, no incentive awards were payable under the Bonus Plan if the average percentage of the financial goals achieved was less than 60%. Additionally, no additional incentive awards were payable if the average percentage of the financial goals achieved exceeds 150%. For 2007, the average percentage of the financial goals achieved under the Bonus Plan was 100%.

Mr. Lawler commenced employment as our general partner’s chief operating officer in April 2007, and Mr. Lawler received a pro rata portion equal to approximately 73% of the bonus for 2007.

Productivity Gain Sharing Payments:  A one-time cash payment equal to 10% of an individual’s monthly base salary is earned during each month that our Parent’s CBM production rate increases by 1,000 Mcf/day over the prior record. All employees of our Parent are eligible to receive productivity gain sharing payments. The purpose of these payments is to incentivize all employees, including the Named Executive Officers, to continually and immediately focus on production. The Named Executive Officers received payments equal to approximately 1.6 additional months of base salary as a result of this plan, as follows: Jerry Cash — $69,167; David Grose —

$46,458; David Lawler — $26,583; David Bolton — $31,875; and Richard Marlin — $35,113. Our Parent’s management believes this incentive plan is unique to it and is not used by the peer group companies. As a result, the Committee believes these productivity payments help our Parent attract and retain talented and highly motivated Named Executive Officers.

Discretionary Bonus Plan:  At the discretion of the Committee, cash bonuses or deferred compensation plan contributions may be paid to an executive officer. The purposes of such bonuses are to recognize a unique circumstance or performance beyond a contemplated level. The Committee evaluates such awards within the context of our Parent’s overall performance. The determination of the type and amount of each discretionary bonus is based upon the recommendation of the Chief Executive Officer, as well as the individual performance and contribution of the executive officer to our Parent’s performance.

Equity Awards

The Committee believes that the long-term performance of our Parent’s executive officers is achieved through ownership of stock-based awards, such as stock options, which expose executive officers to the risks of downside stock prices and provide an incentive for executive officers to build shareholder value.

Omnibus Stock Award Plan.  Our Parent’s 2005 Omnibus Stock Award Plan (the “Omnibus Plan”) provides for grants of non-qualified stock options, restricted shares, bonus shares, deferred shares, stock appreciation rights, performance units and performance shares. On February 5, 2008, our Parent’s Board of Directors approved an amendment to the Omnibus Plan to increase the total number of shares that may be issued under the Omnibus Plan from 2,200,000 to 5,000,000, subject to stockholder approval. The Omnibus Plan also permits the grant of incentive stock options. The objectives of the Omnibus Plan are to strengthen key employees’ and non-employee directors’ commitment to the success of our Parent, to stimulate key employees’ and non-employee directors’ efforts on its behalf and to help our Parent attract new employees with the education, skills and experience we need and retain existing key employees. All of our Parent’s equity awards consisting of its common stock are issued under the Omnibus Plan.

Our Parent’s Long-Term Incentive Plan.  For 2007, the Committee added a new long-term incentive plan for the executive officers of our Parent under the Omnibus Plan. The new plan is intended to encourage participants to focus on long-term performance of our Parent and provide an opportunity for the executive officers to increase their stake in us our Parent through grants of restricted stock pursuant to the terms of the Omnibus Plan. The Committee designed the long-term incentive plan to:

•	enhance the link between the creation of stockholder value and long-term incentive compensation;

•	provide an opportunity for increased equity ownership by executive officers; and

•	maintain a competitive level of total compensation.

The Committee determined the level of awards based on market data provided by T-P and the recommendations of the Chief Executive Officer (which in some cases were based on negotiations with the Named Executive Officers). Award levels vary among participants based on their position within our Parent. The awards are subject to the terms of an Award Agreement which outlines a vesting schedule (at the conclusion of each year of service, one-third of the award amount vests with the entire award vested at the end of three years) which is expected to help retain the Named Executive Officers as any unvested awards are forfeited if that individual terminates his employment without good reason. There are no additional performance criteria that must be met in order for the award to be earned. The vesting schedule for the awards accelerates if a Named Executive Officer is terminated without cause by our Parent or for good reason by the executive officer.

Our Long-Term Incentive Plan.  On November 14, 2007, our general partner adopted the Quest Energy Partners, L.P. Long-Term Incentive Plan (the “Plan”) for employees, consultants and directors of our general partner and any of its affiliates who perform services for us. The Plan consists of the following securities: options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The purpose of awards under the Plan is to provide additional incentive compensation to employees providing services to us, and to align the economic interests of such employees with the interests of our unitholders. The total number of common units available to be awarded under the Plan is 2,115,950. Common units cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The Plan is administered by the Committee, provided that administration may be delegated to such other committee as appointed by our general partner’s board of directors. To date, no awards have been made under the Plan other than to our general partner’s independent directors.

The plan administrator may terminate or amend the Plan at any time with respect to any units for which a grant has not yet been made. The plan administrator also has the right to alter or amend the Plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant. The Plan will expire on the earliest of (1) the date units are no longer available under the Plan for grants, (2) termination of the Plan by the plan administrator or (3) the date 10 years following its date of adoption.

Restricted Units.  A restricted unit is a common unit that vests over a specified period of time and during that time is subject to forfeiture. The plan administrator may make grants of restricted units containing such terms as it shall determine, including the period over which restricted units will vest. The plan administrator, in its discretion, may base its determination upon the achievement of specified financial or other performance objectives. Restricted units will be entitled to receive quarterly distributions during the vesting period.

Phantom Units.  A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the plan administrator, cash equivalent to the value of a common unit. The plan administrator may make grants of phantom units under the Plan containing such terms as the plan administrator shall determine, including the period over which phantom units granted will vest. The plan administrator, in its discretion, may base its determination upon the achievement of specified financial objectives.

Unit Options.  The Plan will permit the grant of options covering common units. The plan administrator may make grants containing such terms as the plan administrator shall determine. Unit options must have an exercise price that is not less than the fair market value of the common units on the date of grant. In general, unit options granted will become exercisable over a period determined by the plan administrator.

Unit Appreciation Rights.  The Plan will permit the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a common unit on the exercise date over the exercise price established for the unit appreciation right. Such excess will be paid in cash or common units. The plan administrator may make grants of unit appreciation rights containing such terms as the plan administrator shall determine. Unit appreciation rights must have an exercise price that is not less than the fair market value of the common units on the date of grant. In general, unit appreciation rights granted will become exercisable over a period determined by the plan administrator.

Distribution Equivalent Rights.  The plan administrator may, in its discretion, grant distribution equivalent rights, or DERs, as a stand-alone award or with respect to phantom unit awards or other award under the Plan. DERs entitle the participant to receive cash or additional awards equal to the amount of any cash distributions made by us during the period the right is outstanding. Payment of a DER issued in connection with another award may be subject to the same vesting terms as the award to which it relates or different vesting terms, in the discretion of the plan administrator.

Other Unit-Based Awards.  The Plan will permit the grant of other unit-based awards, which are awards that are based, in whole or in part, on the value or performance of a common unit. Upon vesting, the award may be paid in common units, cash or a combination thereof, as provided in the grant agreement.

Unit Awards.  The Plan will permit the grant of common units that are not subject to vesting restrictions. Unit awards may be in lieu of or in addition to other compensation payable to the individual.

Change in Control; Termination of Service.  Awards under the Plan will vest and/or become exercisable, as applicable, upon a “change in control” of us or our general partner, unless provided otherwise by the plan administrator. The consequences of the termination of a grantee’s employment, consulting arrangement or membership on the board of directors will be determined by the plan administrator in the terms of the relevant award agreement.

Source of Units.  Common units to be delivered pursuant to awards under the Plan may be common units acquired by us in the open market, common units acquired by us from any other person or any combination of the foregoing. If we issue new common units upon the grant, vesting or payment of awards under the Plan, the total number of common units outstanding will increase.

Benefits

Our Parent’s employees, including the Named Executive Officers, who meet minimum service requirements are entitled to receive medical, dental, life and long-term disability insurance benefits for themselves (and beginning the first of the following month after 90 days of employment, 50% coverage for their dependents). The Named Executive Officers also participate along with other employees in our Parent’s 401(k) plan and other standard benefits. Our Parent’s 401(k) plan provides for matching contributions by our Parent and permits discretionary contributions by our Parent of up to 10% of a participant’s eligible compensation. Such benefits are provided equally to all of our Parent’s employees, other than where benefits are provided pro rata based on the respective Named Executive Officer’s salary (such as the level of disability insurance coverage).

Perquisites

Our Parent believe its executive compensation program described above is generally sufficient for attracting talented executives and that providing large perquisites is neither necessary nor in our Parent’s stockholders’ best interests. Certain perquisites are provided to provide job satisfaction and enhance productivity. For example, our Parent provides an automobile for Mr. Cash and Mr. Marlin, and on occasion, family members and acquaintances have accompanied Mr. Cash on business trips made on private charter flights. The Named Executive Officers also are eligible to receive gym club memberships. Mr. Lawler received reimbursement of certain relocation expenses in connection with his move to Oklahoma City.

Policy Regarding Hedging Equity Ownership

The Board of Directors of our general partner adopted a policy that prohibits Named Executive Officers from speculating in our securities, which includes, but is not limited to, the following: short selling (profiting if the market price of the common unit decreases); buying or selling publicly traded options, including writing covered calls; taking out margin loans against common unit options: and hedging or any other type of derivative arrangement that has a similar economic effect without the full risk or benefit of ownership.

Compensation Recovery Policies

The Board of Directors of our general partner maintains a policy that it will evaluate in appropriate circumstances whether to seek the reimbursement of certain compensation awards paid to a Named Executive Officer if such person(s) engage in misconduct that caused or partially caused a restatement of financial results, in accordance with section 304 of the Sarbanes-Oxley Act of 2002. If circumstances warrant, we will seek to claw back appropriate portions of the Named Executive Officers’ compensation for the relevant period, as provided by law.

Executive Compensation and Other Information

The table below sets forth information concerning the total annual and long-term compensation paid to or earned by the Chief Executive Officer, the Chief Financial Officer, and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2007 for services to all of our Parent’s affiliates.

Summary Compensation Table

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Compensation(2)	Compensation(3)	Total

Jerry D. Cash	2007	$525,000	$1,200	$1,814,239	$182,367	$46,913 (4)	$2,569,719
Chairman of the Board and Chief Executive Officer
David E. Grose	2007	$350,000	$1,200	$1,066,130	$124,658	$15,550	$1,557,538
Chief Financial Officer
David Lawler	2007	$268,739	$1,200	$435,494	$27,783	$4,148	$737,364
Chief Operating Officer
Richard Marlin	2007	$248,000	$1,200	$254,720	$80,863	$20,550	$605,333
Executive VP Engineering
David Bolton	2007	$225,000	$1,200	$298,980	$57,038	$14,325	$596,543
Executive VP Land

(1)	Includes expense related to bonus shares, restricted stock granted in addition to the awards under the Bonus Plan. Expense for the bonus shares and restricted stock computed in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised) (“SFAS No. 123R”) and represents the grant date fair value determined by utilizing the closing stock price for our Parent’s common stock, with expense being recognized ratably over the requisite service period. Also includes equity portion of the Bonus Plan award earned for 2006. Twenty-five percent of the bonus shares vested in March 2007 at the time the Committee determined the amount of the awards based upon 2006 performance and the remaining portion vests and will be paid in March of each of the next three years.

(2)	Represents the Bonus Plan awards earned for 2007 and paid in 2008 and productivity gain sharing bonus payments earned and paid in 2007.

(3)	Matching and profit sharing contribution by our Parent under the 401(k) savings plan and life insurance premiums. Salary shown above has not been reduced by pre-tax contributions to the company-sponsored 401(k) savings plan. For 2007, matching contributions and profit sharing contribution amounts were as follows: Mr. Cash — $15,500, Mr. Grose — $15,500, Mr. Lawler — $4,131, Mr. Marlin — $20,500, and Mr. Bolton — $14,275.

(4)	In addition to the items described in (3) above, also includes expenses related to a company provided automobile ($30,712) and benefits for gym services. On occasion, family members and acquaintances have accompanied Mr. Cash on business trips made on private charter flights at no incremental cost to us.

Grants of Plan-Based Awards in 2007

No common unit options were granted to any of our Named Executive Officers during the year ended December 31, 2007.

This table discloses the actual number of restricted stock awards granted during the last fiscal year and the grant date fair value of these awards for services to all of our Parent’s affiliates.

Grants of Plan-Based Awards in 2007

							All Other	Grant Date
				Estimated Future Payouts Under			Stock Awards:	Fair Value of
				Non-Equity Incentive Plan Awards			Number of	Stock and
	Approval	Grant		Threshold	Target	Maximum	Shares of	Option
Name	Date	Date		($)	($)	($)	Stock (#)	Awards

Jerry Cash	3/30/07	4/2/07	(1)				493,080	$4,329,242
			(2)	$115,500	$220,500	$525,000
			(3)		$69,167
David Grose	3/30/07	4/2/07	(1)				105,000	$921,900
	3/30/07	3/30/07					70,000 (4)	$641,900
			(2)	$77,000	$147,000	$350,000
			(3)		$46,458
David Lawler	4/10/07	4/10/07	(1)				105,000	$926,100
			(2)	$63,800	$121,800	$290,000
			(3)		$26,583
Richard Marlin	2/23/07	3/21/07	(1)				45,000	$388,800
			(2)	$17,360	$66,960	$182,280
			(3)		$35,113
Dave Bolton	2/23/07	3/07/07	(1)				45,000	$360,450
			(2)	$15,750	$60,750	$165,375
			(3)		$31,875

(1)	Represents shares granted in connection with the execution of the Named Executive Officers’ employment agreement in 2007. Grant date is the date the employment agreements were executed. Except for Mr. Lawler, one-third of each award vests on March 16, 2008, 2009 and 2010. For Mr. Lawler, 15,000 shares were immediately vested and 30,000 shares vested on May 1 of each of 2008, 2009 and 2010.

(2)	Represents an award under the Bonus Plan for 2007. On March 5, 2008, the Committee determined the amount of the award payable for 2007 based upon 2007 performance. The amount for Mr. Lawler is pro-rated based on his employment commencement date in 2007. See “Compensation Discussion and Analysis — Elements of Our Parent’s Executive Compensation Program — Management Annual Incentive Plan” for a discussion of the performance criteria applicable to these awards.

(3)	Represents amount payable under our Parent’s productivity gain sharing bonus program.

(4)	Award was immediately vested.

Equity Awards Outstanding at Fiscal Year-End 2007

The following table shows unvested stock awards outstanding for the Named Executive Officers as of December 31, 2007. Market value is based on the closing market price of our Parent’s common stock on December 31, 2007 ($7.17 a share).

	Stock Awards
		Market Value
		of Shares of Stock
	Number of Shares	That Have
	That Have Not Vested	Not Vested

Jerry Cash(1)	498,264	$3,572,553
David Grose(2)	108,564	$778,404
David Lawler(3)	90,000	$645,300
Richard Marlin(4)	59,064	$423,489
Dave Bolton(5)	66,110	$474,009

(1)	166,088 shares vest on each of March 16, 2008, 2009 and 2010.

(2)	36,188 shares vest on each of March 16, 2008, 2009 and 2010.

(3)	30,000 shares vest on each of May 12, 2008, 2009 and 2010.

(4)	15,688 shares vest on each of March 16, 2008, 2009 and 2010. 12,000 shares vest on April 4, 2008.

(5)	15,370 shares vest on each of March 16, 2008, 2009 and 2010. 20,000 shares vest on October 5, 2008.

Stock Vested in 2007

The following table sets forth certain information regarding stock awards vested during 2007 for the Named Executive Officers.

	Stock Awards
	Number of Shares
	of Common Stock	Value Realized
Name	Acquired on Vesting (#)	on Vesting ($)

Jerry Cash	1,728	$16,813
David Grose	119,188	$1,159,018
David Lawler	15,000	$145,950
Richard Marlin	24,688	$240,214
David Bolton	20,370	$206,600

For purposes of the above table, the amount realized upon vesting is determined by multiplying the number of shares of stock by the market value of the shares on the date the shares were issued to the Named Executive Officer.

Director Compensation for 2007

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our directors during the fiscal year ended 2007.

	Fees Earned or	All Other
	Paid in Cash	Compensation		Total
Name	($)	($)		($)

Gary Pittman	$5,086	$3,065	(1)	$8,151
Mark Stansberry	$4,442	$3,065	(1)	$7,507

(1)	On January 28, 2008, the Board of Directors of our general partner approved a grant of 15,000 common units each for the non-employee directors, Messrs. Pittman and Stansberry, with 25% of the units immediately vested and 25% of the units vesting on each of the first three anniversaries of the vesting date. Messrs. Pittman and

Stansberry each received distributions and distribution equivalents with respect to the vested and unvested units totaling $3,065 for the period from November 15, 2007 through December 31, 2007.

In addition to the equity awards described above, all of our non-employee directors are entitled to the following cash compensation for each year:

•	annual director fee of $32,000 per year (the fees for Messrs. Pittman and Stansberry were pro rated for the fourth quarter of 2007 based on their length of service);

•	annual fee of $7,500 per year for the Audit Committee Chairperson (the fee for Mr. Pittman was pro rated for the fourth quarter of 2007); and

•	annual fee of $2,500 per year for any other committee chairperson (the fees for Mr. Stansberry were pro rated for the fourth quarter of 2007).

Employment Contracts

Each of the Named Executive Officers has an employment agreement. Except as described below, the employment agreements for each of the Named Executive Officers are substantially similar and were entered into with our Parent during 2007. The employment agreements for Messrs. Cash and Grose replaced their existing employment agreements.

Each of these agreements has an initial term of three years (the “Initial Term”). Upon expiration of the Initial Term, each agreement will automatically continue for successive one-year terms, unless earlier terminated in accordance with the terms of the agreement. The positions, base salary and number of restricted shares of our Parent’s common stock granted under each of the employment agreements is as follows:

			Number of Shares of
Name	Position	Base Salary	Restricted Stock

Jerry Cash	Chief Executive Officer	$525,000	493,080
David Grose	Chief Financial Officer	$350,000	105,000
David Lawler	Chief Operating Officer	$290,000	90,000
David Bolton	Executive Vice President — Land	$225,000	45,000
Richard Marlin	Executive Vice President — Engineering	$248,000	45,000

One-third of the restricted shares vest on each of the first three anniversary dates of each employment agreement. In addition, Mr. Grose and Mr. Lawler received 70,000 and 15,000 unrestricted shares, respectively, of our Parent’s common stock in connection with the execution of their employment agreements.

Each executive is eligible to participate in all of our Parent’s incentive bonus plans that are established for its executive officers. If our Parent terminates an executive’s employment without “cause” (as defined below) or if an executive terminates his employment agreement for Good Reason (as defined below), in each case after notice and cure periods —

•	the executive will receive his base salary for the remainder of the term,

•	our Parent will pay the executive’s health insurance premium payments for the duration of the COBRA continuation period (18 months) or until he becomes eligible for health insurance with a different employer,

•	the executive will receive his pro rata portion of any annual bonus and other incentive compensation to which he would have been entitled; and

•	his unvested shares of restricted stock will vest (which vesting may be deferred for six months if necessary to comply with Section 409A of the Internal Revenue Code).

Under each of the employment agreements, Good Reason means:

•	our Parent’s failure to pay the executive’s salary or annual bonus in accordance with the terms of the agreement (unless the payment is not material and is being contested by our Parent in good faith);

•	if our Parent requires the executive to be based anywhere other than Oklahoma City, Oklahoma;

•	a substantial reduction in the executive’s duties or responsibilities; or

•	the executive no longer has the title specified above.

For purposes of the employment agreements, “cause” includes the following:

•	any act or omission by the executive that constitutes gross negligence or willful misconduct;

•	theft, dishonest acts or breach of fiduciary duty that materially enrich the executive or materially damage our Parent or conviction of a felony,

•	any conflict of interest, except those consented to in writing by our Parent;

•	any material failure by the executive to observe our Parent’s work rules, policies or procedures;

•	failure or refusal by the executive to perform his duties and responsibilities required under the employment agreements, or to carry out reasonable instruction, to our Parent’s satisfaction;

•	any conduct that is materially detrimental to our Parent’s operations, financial condition or reputation; or

•	any material breach of the employment agreement by the executive.

The following summarizes potential maximum payments that an executive could receive upon a termination of employment without cause or for Good Reason, actual amounts are likely to be less.

		Unvested
		Equity
Name	Base Salary(1)	Compensation(2)	Bonus(3)	Benefits(4)	Total

Jerry Cash	$1,575,000	$3,572,553	$338,625	$9,183	$5,495,361
David Grose	$1,050,000	$778,404	$225,750	$13,701	$2,067,855
David Lawler	$870,000	$645,300	$187,050	$13,701	$1,716,051
Richard Marlin	$744,000	$423,489	$122,760	$9,183	$1,299,432
David Bolton	$675,000	$474,009	$111,375	$13,701	$1,274,085

(1)	Assumes full three years of salary is paid. Actual amount paid will be equal to the remaining base salary payable under the agreement.

(2)	Assumes all equity awards are unvested on the date of termination. For purposes of this table, we have used the number of unvested shares as of December 31, 2007 and the closing price of our Parent’s common stock on that date ($7.17).

(3)	Represents target amounts payable under our Parent’s Bonus Plan and productivity gain sharing payments for 2008. Assumes a full year’s bonus (i.e., if employment were terminated on December 31 of a year). Actual payment would be pro-rated based on the number of days in the year during which the executive was employed.

(4)	Represents 18 months of insurance premiums at current rates.

In general, base salary payments will be paid to the executive in equal installments on our Parent’s regular payroll dates, with the installments commencing six months after the executive’s termination of employment (at which time the executive will receive a lump sum amount equal to the monthly payments that would have been paid during such six month period). However, the payments may be commenced immediately if an exemption under Internal Revenue Code § 409A is available. If the executive’s employment is terminated without cause within two years after a change in control (as defined below), then the base salary payments will be paid in a lump sum six months after termination of employment.

Under the employment agreements, a “change in control” is generally defined as:

•	the acquisition by any person or group of our Parent’s common stock that, together with shares of common stock held by such person or group, constitutes more than 50% of the total voting power of our Parent’s common stock;

•	any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) ownership of our Parent’s common stock possessing 35% or more of the total voting power of our Parent’s common stock;

•	a majority of members of our Parent’s board of directors being replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our Parent’s board of directors prior to the date of the appointment or election; or

•	any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) assets from our Parent that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our Parent’s assets immediately prior to the acquisition or acquisitions.

The pro rata portion of any annual bonus or other compensation to which the executive would have been entitled for the year during which the termination occurred will be paid at the time bonuses are paid to all employees, or if later, six months after the executive’s termination of employment (unless an exception to Internal Revenue Code § 409A applies).

If the executive is unable to render services as a result of physical or mental disability, our Parent may terminate his employment, and he will receive a lump-sum payment equal to one year’s base salary and all compensation and benefits that were accrued and vested as of the date of termination. If necessary to comply with Internal Revenue Code § 409A, the payment may be deferred for six months.

Each of the employment agreements also provides for one-year restrictive covenants of non-solicitation in the event the executive terminates his own employment or is terminated by our Parent for cause. Our Parent’s obligation to make severance payments is conditioned upon the executive not competing with it during the term that severance payments are being made.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of the SEC’s Regulation S-K set forth above with management and based on this review and discussion, has approved it for inclusion in this Form 10-K.

The Board of Directors of Quest Energy GP, LLC:

Jerry D. Cash
David C. Lawler
Gary M. Pittman
Mark A. Stansberry

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. Jerry Cash, our general partner’s Chairman of the Board of Directors and Chief Executive Officer, serves as the Chairman of the Board, President and Chief Financial Officer of our Parent, and David Lawler, our general partner’s Chief Operating Officer, serves as the Chief Operating Officer of our Parent. All compensation decisions with respect to each of these persons are made by the Compensation Committee of the board of directors of our Parent. None of the executive officers of our general partner serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the board of directors of our general partner or of any compensation committee.

Except for compensation arrangements discussed in this Form 10-K, we have not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any director of our general partner, nor are we aware of any means, directly or indirectly, by which a director could receive a material benefit from us. Please read “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of this report for information about relationships among us, our general partner and our Parent.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of our units as of March 25, 2008 (unless otherwise indicated below) held by:

•	each person known by us to beneficially own 5% or more of our common or subordinated units;

•	each director of our general partner;

•	each Named Executive Officer of our general partner; and

•	all directors and officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Percentage of
Common
		Percentage of		Percentage of	Units and
	Common	Common	Subordinated	Subordinated	Subordinated
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned(1)	Owned	Owned	Owned	Owned

5% Beneficial Owners:
Quest Resource Corporation 210 Park Avenue, Suite 2750 Oklahoma City, OK 73102	3,201,521	26.0%	8,857,981	100%	57.0%
Officers and Directors:
Jerry D. Cash	—	—	—	—	—
David E. Grose	—	—	—	—	—
David Lawler	—	—	—	—	—
David Bolton	—	—	—	—	—
Richard Marlin	—	—	—	—	—
Gary Pittman(1)	41,900	*	—	—	*
Mark Stansberry(2)	3,750	*	—	—	*
All directors and executive officers as a group (8 persons)	45,650	*	—	—	*

*	Signifies less than 1%

(1)	38,150 common units are owned by G. Pittman & Company, which is wholly owned by Gary and Alice Pittman as tenants by the entirety. In addition, Mr. Pittman is entitled to receive 11,250 bonus units upon satisfaction of certain vesting requirements. Mr. Pittman does not have the ability to vote these bonus units.

(2)	In addition, Mr. Stansberry is entitled to receive 11,250 bonus units upon satisfaction of certain vesting requirements. Mr. Stansberry does not have the ability to vote these bonus units.

The following table sets forth information as of March 5, 2008 concerning the shares of our Parent’s common stock beneficially owned by (a) each of our general partner’s directors, (b) each of the Named Executive Officers and (c) all current directors and executive officers as a group. If a person or entity listed in the following table is the beneficial owner of less than one percent of the securities outstanding, this fact is indicated by an asterisk in the table.

	Number of Shares of
	Our Parent’s Common Stock	Percent
	Beneficially	of Class of Our Parent’s
Name and Address of Beneficial Owner	Owned(1)	Common Stock

Jerry D. Cash(2) 210 Park Avenue, Suite 2750 Oklahoma City, OK 73102	1,790,245	7.6%
David Grose(3)	176,576	*
David C. Lawler(4)	105,000	*
Gary M. Pittman(5)	101,158	*
David W. Bolton(6)	76,369	*
Richard Marlin(7)	67,404	*
All Directors and Executive Officers as a Group (8 Persons)	2,329,972	10.1%

(1)	The number of securities beneficially owned by the entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any securities as to which the individual has sole or shared voting power or investment power and also any securities that the individual has the right to acquire within 60 days through the exercise of any option or other right. The inclusion herein of such securities, however, does not constitute an admission that the named equityholder is a direct or indirect beneficial owner of such securities. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all securities listed as owned by such person or entity.

(2)	Includes (i) 1,200 shares of our common stock owned by Mr. Cash’s wife, Sherry J. Cash, (ii) 7,678 shares held in Mr. Cash’s retirement account (Mr. Cash does not have voting rights with respect to the shares held in his profit sharing retirement account) and (iii) 493,080 restricted shares, which are subject to vesting. Mr. Cash disclaims beneficial ownership of the shares owned by Sherry J. Cash. In addition, Mr. Cash is entitled to receive 5,185 bonus shares upon satisfaction of certain vesting requirements. Mr. Cash does not have the ability to vote these bonus shares. Of the 1,790,245 shares of our Parent’s common stock beneficially owned by Mr. Cash, 848,458 have been pledged to secure a personal loan.

(3)	Includes (i) 3,281 shares of our Parent’s common stock held in Mr. Grose’s retirement account (Mr. Grose does not have voting rights with respect to these shares) and (ii) 105,000 restricted shares, which are subject to vesting. In addition, Mr. Grose is entitled to receive 3,565 bonus shares upon satisfaction of certain vesting requirements. Mr. Grose does not have the ability to vote these bonus shares.

(4)	Includes 90,000 restricted shares, which are subject to vesting.

(5)	The 101,158 shares are owned by G. Pittman & Company, which is wholly owned by Gary and Alice Pittman as tenants by the entirety.

(6)	Includes 65,000 restricted shares, which are subject to vesting. In addition, Mr. Bolton is entitled to receive 1,109 bonus shares upon satisfaction of certain vesting requirements. Mr. Bolton does not have the ability to vote these bonus shares.

(7)	Includes (i) 8,258 shares held in Mr. Marlin’s retirement account (Mr. Marlin does not have voting rights with respect to the these shares) and (ii) 45,000 restricted shares, which are subject to vesting. In addition, Mr. Marlin is entitled to receive 2,062 bonus shares upon satisfaction of certain vesting requirements. Mr. Marlin does not have the ability to vote these bonus shares.

Securities Authorized For Issuance Under Equity Compensation Plans

We refer you to Item 5 of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” for certain equity plan information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our general partner and its affiliates own 3,201,521 common units and 8,857,981 subordinated units representing an aggregate 57% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and the incentive distribution rights.

Distributions and Payments to Our General Partner and its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Quest Energy Partners, L.P. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage

The consideration received by our Parent and its subsidiaries for the contribution of the assets and liabilities to us	• 3,201,521 common units;

•	8,857,981 subordinated units;
•	431,827 general partner units; and
•	the incentive distribution rights.

Payments at or prior to closing of our initial public offering	We used $151.2 million of the net proceeds of our initial public offering to repay indebtedness under existing credit facilities of our Parent that were secured by the gas and oil properties contributed to us by our Parent in connection with that offering. Quest Cherokee, LLC, our principal operating subsidiary, was a co-borrower on those credit facilities.

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally distribute 98% of our available cash to all unitholders, including affiliates of our general partner (as the holders of an aggregate of 3,201,521 common units and 8,857,981 subordinated units) and 2% of our available cash to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 23% of the distributions above the highest target distribution level.

For 2007, our general partner and its affiliates received a distribution of approximately $88,222 on their 2% general partner interest and $2,463,756 on their common units and subordinated units.

Payments to our general partner and its affiliates	Our partnership agreement requires us to reimburse our general partner for all actual direct and indirect expenses it incurs or actual payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business, including overhead allocated to our general partner by its affiliates. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf, and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine in good faith the expenses that are allocable to us. Our management services agreement requires us to reimburse Quest Energy Service for its expenses incurred on our behalf. For the period from November 15, 2007 to December 31, 2007, we reimbursed our general partner and Quest Energy Service for expenses of $1.8 million in the aggregate.

Withdrawal or removal of the general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of that interest.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements Governing the Transactions

We and other parties entered into various documents and agreements that effected our initial public offering and related transactions, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds of our initial public offering. These agreements were not the result of arm’s-length negotiations, and they, or any of the transactions that they provide for, may not have been effected on terms at least as favorable to the parties to these agreements as they could have obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, were paid from the proceeds of the offering.

Omnibus Agreement.  We entered into an omnibus agreement with our Parent that governs our relationship with it and its subsidiaries with respect to certain matters not governed by the management services agreement.

Under the omnibus agreement, our Parent and its subsidiaries agreed to give us a right to purchase any natural gas or oil wells or other natural gas or oil rights and related equipment and facilities that they acquire within the Cherokee Basin, but not including any midstream or downstream assets. Except as provided above, our Parent will not be restricted, under either our partnership agreement or the omnibus agreement, from competing with us and may acquire, construct or dispose of additional gas and oil properties or other assets in the future without any obligation to offer us the opportunity to acquire those assets.

Under the omnibus agreement, our Parent will indemnify us for three years after the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of the assets occurring before the closing date of the offering. Additionally, our Parent will indemnify us for losses attributable to title defects (for three years after the closing of the offering), retained assets and income taxes attributable to pre-closing operations (for the applicable statute of limitations). Our Parent’s maximum liability for the environmental indemnification obligations will not exceed $5.0 million and our Parent will not have any indemnification obligation for environmental claims or title defects until our aggregate losses exceed $500,000. Our Parent will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the offering. We have agreed to indemnify our Parent against environmental liabilities related to our assets to the extent our Parent is not required to indemnify us. We also will indemnify our Parent for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to our Parent’s indemnification obligations.

Any or all of the provisions of the omnibus agreement, other than the indemnification provisions described above, will be terminable by our Parent at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal. The omnibus agreement will also terminate in the event of a change of control of us or our general partner.

Midstream Services Agreement.  We became a party to an existing midstream services and gas dedication agreement between our Parent and Quest Midstream pursuant to which Quest Midstream gathers substantially all of the gas from wells operated by us in the Cherokee Basin. Please read “Gas Gathering — Midstream Services Agreement” under Item 1 of this report. The gathering fees payable to Quest Midstream under the midstream services agreement in some cases exceed the amount we are able to charge to royalty owners under our gas leases for gathering and compression. For the year ended December 31, 2007, we paid approximately $6.0 million to Quest Midstream under the midstream services agreement.

Management Services Agreement.  We entered into a management services agreement with Quest Energy Service pursuant to which Quest Energy Service provide us with legal, information technology, accounting, finance, insurance, tax, property management, engineering, administrative, risk management, corporate development, commercial and marketing, treasury, human resources, audit, investor relations and acquisition services in respect of opportunities for us to acquire long-lived, stable and proved gas and oil reserves.

We reimburse Quest Energy Service for the reasonable costs of the services it provides to us. The employees of Quest Energy Service also manage the operations of our Parent and Quest Midstream and will be reimbursed by our Parent and Quest Midstream for general and administrative services incurred on their respective behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf, and expenses allocated to Quest Energy Service by its affiliates. Our general partner is entitled to determine in good faith the expenses that are allocable to us.

Our general partner has the right and the duty to review the services provided, and the costs charged, by Quest Energy Service under the management services agreement. Our general partner may in the future cause us to hire additional personnel to supplement or replace some or all of the services provided by Quest Energy Service, as well as employ third-party service providers. If we were to take such actions, they could increase the overall costs of our operations.

The management services agreement is not terminable by us without cause so long as our Parent controls our general partner. Thereafter, the agreement is terminable by either us or Quest Energy Service upon six months’ notice. The management services agreement is terminable by us or our Parent upon a material breach of the agreement by the other party and failure to remedy such breach for 60 days (or 30 days in the event of nonpayment) after receiving notice of the breach.

Quest Energy Service will not be liable to us for its performance of, or failure to perform, services under the management services agreement unless its acts or omissions constitute gross negligence or willful misconduct.

Midstream Omnibus Agreement.  We are subject to the midstream omnibus agreement dated as of December 22, 2006, among Quest Midstream, Quest Midstream’s general partner, Quest Midstream’s operating subsidiary and our Parent so long as we are an affiliate of our Parent and our Parent or any of its affiliates controls Quest Midstream.

The midstream omnibus agreement restricts us from engaging in the following businesses (each of which is referred to in this report as a “Restricted Business”):

•	the gathering, treating, processing and transporting of gas in North America;

•	the transporting and fractionating of gas liquids in North America;

•	any other midstream activities, including but not limited to crude oil storage, transportation, gathering and terminaling;

•	constructing, buying or selling any assets related to the foregoing businesses; and

•	any line of business other than those described in the preceding bullet points that generates “qualifying income”, within the meaning of Section 7704(d) of the Code, other than any business that is primarily engaged in the exploration for and production of oil or gas and the sale and marketing of gas and oil derived from such exploration and production activities.

If a business described in the last bullet point above has been offered to Quest Midstream and it has declined the opportunity to purchase that business, then that line of business is no longer considered a Restricted Business.

The following are not considered a Restricted Business:

•	the ownership of a passive investment of less than 5% in an entity engaged in a Restricted Business;

•	any business in which Quest Midstream permits us to engage;

•	the ownership or operation of assets used in a Restricted Business if the value of the assets is less than $4 million; and

•	any business that we have given Quest Midstream the option to acquire and it has elected not to purchase.

Subject to certain exceptions, if we were to acquire any midstream assets in the future pursuant to the above provisions, then Quest Midstream will have a preferential right to acquire those midstream assets in the event of a sale or transfer of those assets by us.

If we acquire any acreage located outside the Cherokee Basin that is not subject to any existing agreement with an unaffiliated party to provide midstream services, Quest Midstream will have a preferential right to offer to provide midstream services to us in connection with wells to be developed by us on that acreage.

Contribution, Conveyance and Assumption Agreement.  We entered into a contribution, conveyance and assumption agreement to effect, among other things, the transfer of the assets, liabilities and operations of our Parent located in the Cherokee Basin (other than its midstream assets) to us at the closing of our initial public offering, the issuance of 3,201,521 common units and 8,857,981 subordinated units to our Parent and the issuance to our general partner of 431,827 general partner units and the incentive distribution rights. We will indemnify our Parent for liabilities arising out of or related to existing litigation relating to the assets, liabilities and operations located in the Cherokee Basin transferred to us.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% unitholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by the Chief Financial Officer or the Audit Committee or in certain cases, the Conflicts Committee, of our general partner.

Director Independence

See “Directors, Executive Officers and Corporate Governance — Committees of the Board of Directors” under Item 10 of this report for a discussion of director independence.

Item 14.	Principal Accountant Fees and Services.

The Audit Committee of our general partner selected Murrell, Hall, McIntosh & Co. PLLP as our independent registered public accounting firm to provide audit services for the year ended December 31, 2007. The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this report were approved by the Audit Committee of our general partner (or the Audit Committee of our Parent with respect to the amounts listed under Predecessor).

Type of Fee	Successor	Predecessor	2007

Audit Fees(1)	$9,300	$105,833	$115,133
Audit-Related Fees(2)	—	2,328	2,328
Tax Fees(3)	4,353	15,374	19,727
All Other Fees	—	—	—

Total	$13,653	$123,535	$137,188

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements and audits performed as part of our registration filings for our initial public offering.

(2)	Represents fees for professional services that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees, including services provided with respect to the filing of our Form S-8 registration statement with the SEC.

(3)	Represents fees for professional services provided for tax compliance, tax advice and tax planning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Exhibits, Financial Statements and Financial Statement Schedules:

1. Financial Statements:

Our consolidated/carve out financial statements and the report of our independent registered public accounting firm are set forth under Item 8 of this report.

2. Financial Statement Schedules:

Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3. Exhibits:

Exhibits requiring attachment pursuant to Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 102 of this Form 10-K that is incorporated herein by reference.

(b) Exhibits.

See exhibits identified above under Item 15(a)3.

(c) Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST ENERGY PARTNERS, L.P.
By: Quest Energy GP, LLC, its General Partner

By	/s/ Jerry D. Cash
Jerry D. Cash, Chief Executive Officer

Dated: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

/s/  Jerry D. Cash
Jerry D. Cash, Chief Executive Officer (Principal Executive Officer) and Director

March 31, 2008

/s/  David E. Grose
David E. Grose, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 31, 2008

/s/  David Lawler
David Lawler, Director

March 31, 2008

/s/  Mark A. Stansberry
Mark A. Stansberry, Director

March 31, 2008

/s/  Gary M. Pittman
Gary M. Pittman, Director

March 31, 2008

EXHIBIT INDEX

Exhibit No.		Description

*3	.1	Certificate of Limited Partnership (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2007).
*3	.2	First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P. (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s amended Current Report on Form 8-K/A filed on December 7, 2007).
*3	.3	Certificate of Formation of Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.3 to Quest Energy Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2007).
*3	.4	Amended and Restated Limited Liability Company Agreement of Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.1	Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC, Quest Resource Corporation, Quest Cherokee, LLC, Quest Oil & Gas, LLC, and Quest Energy Service, LLC (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.2	Omnibus Agreement, dated as November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC and Quest Resource Corporation (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.3	Management Services Agreement, dated as of November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC and Quest Energy Service, LLC (incorporated herein by reference to Exhibit 10.3 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.4	Amended and Restated Credit Agreement, dated as of November 15, 2007, by and among Quest Resource Corporation, as the Initial Co-Borrower, Quest Cherokee, LLC, as the Borrower, Quest Energy Partners, L.P., as a Guarantor, Royal Bank of Canada, as Administration Agent and Collateral Agent, KeyBank National Association, as Documentation Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.4 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.5	Midstream Services and Gas Dedication Agreement, dated December 22, 2006 (but effective as of December 1, 2006), between Bluestem Pipeline, LLC and Quest Resource Corporation, including exhibits thereto (incorporated herein by reference to Exhibit 10.6 to Quest Resource Corporation’s Current Report on Form 8-K (File No. 0-17371) filed on December 29, 2006).
*10	.6	Amendment No. 1 to the Midstream Services and Gas Dedication Agreement, dated as of August 9, 2007, by and between Quest Resource Corporation and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K (File No. 0-17371) filed on August 13, 2007).
*10	.7	Assignment and Assumption Agreement, dated as of November 15, 2007, by and among Quest Resource Corporation, Quest Energy Partners, L.P. and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.5 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.8	Quest Midstream Omnibus Agreement, dated December 22, 2006, among Quest Resource Corporation, Quest Midstream GP, LLC, Bluestem Pipeline, LLC and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.3 to Quest Resource Corporation’s Current Report on Form 8-K (File No. 0-17371) filed on December 29, 2006).
*10	.9	Acknowledgement and Consent, dated as of November 15, 2007, of Quest Energy Partners, L.P. (incorporated herein by reference to Exhibit 10.6 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.10	Quest Energy Partners, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).

Exhibit No.		Description

*10	.11	Form of Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Quest Energy Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2007).
10.12		Summary of Director Compensation Arrangements.
10.13		Form of Bonus Unit Award Agreement.
*10	.14	Loan Transfer Agreement, dated as of November 15, 2007, by and among Quest Resource Corporation, Quest Cherokee, LLC, Quest Oil & Gas, LLC, Quest Energy Service, Inc., Quest Cherokee Oilfield Service, LLC, Guggenheim Corporate Funding, LLC, Wells Fargo Foothill, Inc., and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.8 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.15	Guaranty for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.9 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.16	Guaranty for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.10 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.17	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.11 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.18	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.12 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.19	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.13 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*21	.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to Quest Energy Partners, L.P.’s Amendment No. 1 to Form S-1 filed on September 6, 2007).
23.1		Consent of Cawley, Gillespie & Associates, Inc.
23.2		Consent of Murrell, Hall, McIntosh & Co., PLLP.
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference