Form 10-Q
period 2008-03-31
Quest Energy Partners, L.P.
filed 2008-05-15
CIK 1407185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to                .
Commission file number: 001-33787
QUEST ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	26-0518546

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

210 Park Avenue, Suite 2750, Oklahoma City, OK	73102

(Address of principal executive offices)	(Zip Code)
405-600-7704
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 15, 2008, the issuer had 12,301,521common units outstanding.

QUEST ENERGY PARTNERS, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

GUIDE TO READING THIS REPORT
As used in this report, unless we indicate otherwise:
•	when we use the terms “Quest Energy Partners,” “the Company,” “Successor,” “our,” “we,” “us” and similar terms in a historical context prior to November 15, 2007, we are referring to Predecessor, and when we use such terms in a historical context on or after November 15, 2007, in the present tense or prospectively, we are referring to Quest Energy Partners, L.P. and its subsidiaries, Quest Cherokee, LLC and Quest Cherokee Oilfield Service, LLC;

•	when we use the term “Predecessor,” we are referring to the assets, liabilities and operations of our Parent located in the Cherokee Basin (other than its midstream assets), which our Parent contributed to us at the completion of our initial public offering on November 15, 2007;

•	when we use the terms “Quest Energy GP” or “our general partner,” we are referring to Quest Energy GP, LLC, our general partner;

•	when we use the term “our Parent,” we are referring to Quest Resource Corporation (Nasdaq: QRCP), the owner of our general partner, and its subsidiaries (other than us); and

•	when we use the term “Quest Midstream,” we are referring to Quest Midstream Partners, L.P. and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
          Attached hereto as Pages F-1 through F-18 and incorporated herein by this reference are (i) our unaudited interim financial statements, including a consolidated balance sheet as of March 31, 2008, a consolidated statement of operations and comprehensive income and a consolidated statement of cash flows for the three month period ended March 31, 2008 and (ii) the Predecessor’s unaudited interim financial statements, including a carve out statement of operations and comprehensive income and a carve out statement of cash flows for the three month period ended March 31, 2007.
          The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented.
          The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2008	2007
	(Consolidated)
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$740	$10,170
Restricted cash	1,205	1,205
Accounts receivable, trade	294	297
Due from affiliated companies	29,726	12,788
Other current assets	2,688	2,923
Inventory	6,797	4,956
Short-term derivative asset	223	6,729

Total current assets	41,673	39,068
Property and equipment, net of accumulated depreciation of $6,873 and $6,183	17,057	17,063
Oil and gas properties:
Properties being amortized	435,296	406,661
Properties not being amortized	20,331	19,328

	455,627	425,989
Less: Accumulated depreciation, depletion, amortization and impairment	(137,444)	(127,968)

Net property plant and equipment	318,183	298,021
Other assets, net	3,420	3,526
Long-term derivative asset	599	1,568

Total assets	$380,932	$359,246

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$13,012	$15,195
Accrued expenses	12,084	5,056
Current portion of notes payable	448	666
Short-term derivative liability	28,745	8,241

Total current liabilities	54,289	29,158
Non-current liabilities:
Long-term derivative liability	17,203	5,586
Asset retirement obligation	1,820	1,700
Notes payable	123,484	94,708
Less current maturities	(448)	(666)

Non-current liabilities	142,059	101,328

Total liabilities	196,348	130,486

Commitments and contingencies
Partners’ equity:
Partners’ equity	201,833	230,245
Accumulated other comprehensive income (loss)	(17,249)	(1,485)

Total partners’ equity	184,584	228,760

Total liabilities and partners’ equity	$380,932	$359,246

See accompanying notes to unaudited consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
($ in thousands, except per unit data)

	Successor	Predecessor
	Three months ended March 31,
	2008	2007
	(Consolidated)	(Carve out)
Revenue:
Oil and gas sales	$37,353	$25,549
Other revenue (expense)	50	(13)

Total revenues	37,403	25,536

Costs and expenses:
Oil and gas production	16,845	13,588
General and administrative	2,458	1,753
Depreciation, depletion and amortization	9,511	6,694

Total costs and expenses	28,814	22,035

Operating income	8,589	3,501

Other income (expense):
Other income (expense)	19	107
Change in derivative fair value	(23,831)	(464)
Interest income	17	177
Interest expense	(2,140)	(6,971)

Total other income (expense)	(25,935)	(7,151)

Income (loss) before income taxes	(17,346)	(3,650)
Income tax expense — deferred	—	—

Net (loss)	(17,346)	(3,650)

Other comprehensive income (loss), net of tax:
Change in fixed-price contract and other derivative fair value, net of tax of $0 and $0	(15,764)	(13,480)

Other comprehensive income (loss)	(15,764)	(13,480)

Comprehensive income (loss)	$(33,110)	$(17,130)

General partner’s interest in net (loss)	$(347)

Limited partners’ interest in net (loss)	$(16,999)

Net loss per limited partner unit:
Common units (basic and diluted)	$(0.80)

Subordinated units (basic and diluted)	$(0.80)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,301,521
Subordinated units (basic and diluted)	8,857,981
See accompanying notes to unaudited consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)
($ in thousands)

	Successor	Predecessor
	For the three months ended
	March 31,
	2008	2007
	(Consolidated)	(Carve out)
Cash flows from operating activities:
Net (loss)	$(17,346)	$(3,650)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and depletion	10,191	7,332
Change in derivative fair value	23,831	464
Capital contributions for directors’ fees	203	—
Capital contributions for employees	868	120
Amortization of loan origination fees	177	479
Amortization of gas swap fees	—	62
(Gain) loss on sale of assets	(47)	(65)
Change in assets and liabilities:
Accounts receivable	30	(2,059)
Other receivables	(24)	(1,044)
Other current assets	233	(806)
Inventory	(1,842)	(604)
Due from affiliates	(21,093)	—
Accounts payable	(1,989)	1,028
Revenue payable	—	1,900
Accrued expenses	34	(429)

Net cash provided by (used in) operating activities	(6,774)	2,728
Cash flows from investing activities:
Equipment, development and leasehold costs	(19,261)	(20,864)
Oil and gas property acquisition	(9,500)	—
Net additions to other property and equipment	(627)	(2,458)
Proceeds from sale of property and equipment	—	922

Net cash used in investing activities	(29,388)	(22,400)
Cash flows from financing activities:
Proceeds from bank borrowings	29,000	—
Repayments of note borrowings	(223)	(221)
Syndication costs	(201)	—
Capital contributions (distributions)	(1,859)	23,077
Refinancing costs	(71)	—
Change in other long-term liabilities	86	40

Net cash provided by financing activities	26,732	22,896

Net increase (decrease) in cash	(9,430)	3,224
Cash, beginning of period	10,170	21,334

Cash, end of period	$740	$24,558

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$1,944	$5,845
Income taxes	$—	$—
See accompanying notes to unaudited consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
1. Formation of the Company and Description of Business
          Quest Energy Partners, L.P., a Delaware limited partnership (the “Company”), was formed in July 2007 by Quest Resource Corporation (together with its subsidiaries, “QRC”) to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. On November 15, 2007, the Company completed an initial public offering of its common units representing limited partner interests (the “Offering”). At the closing of the Offering, QRC contributed Quest Cherokee, LLC to the Company in exchange for general partner units, the incentive distribution rights, common units and subordinated units in the Company. At the time, Quest Cherokee owned all of QRC’s natural gas and oil properties and related assets in the Cherokee Basin, a fifteen-county region in southeastern Kansas and northeastern Oklahoma (the “Cherokee Basin Operations”).
          The Company’s operations are currently focused on developing coal bed methane gas production in the Cherokee Basin. In addition to its producing properties, the Company has a significant inventory of potential drilling locations and acreage in the Cherokee Basin.
          QRC currently owns an approximate 57% limited partner interest in the Company. Quest Energy GP, LLC (the “General Partner”) is a wholly-owned subsidiary of QRC and is the general partner of the Company.
2. Basis of Presentation
          The Company’s unaudited condensed consolidated/carve out financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated/carve out financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).
          All intercompany accounts and transactions have been eliminated in preparing the consolidated/carve out financial statements. In the Notes to Unaudited Consolidated/Carve out Financial Statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.
          The accompanying carve out financial statements and related notes thereto represent the carve out financial position, results of operations and cash flows of the Cherokee Basin Operations, referred to as Quest Energy Partners, L.P. Predecessor (the “Predecessor”). The carve out financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (“SAB”) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Certain expenses incurred by QRC are only indirectly attributable to its ownership of the Cherokee Basin Operations as QRC owns interests in midstream assets and other gas and oil properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Predecessor, so that the accompanying carve out financial statements reflect substantially all the costs of doing business. The allocations and related estimates and assumptions are described more fully in “Note 3 — Summary of Significant Accounting Policies” below.
3. Summary of Significant Accounting Policies
          Reference is hereby made to the 2007 Form 10-K, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated/carve out financial statements. These policies were also followed in preparing the consolidated/carve out financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007.
Consolidation Policy
          Investee companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those in which the Company has effective control over are generally accounted for under the consolidation method of accounting.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
Under this method, an Investee company’s balance sheet and results of operations are reflected within the Company’s financial statements. All significant intercompany accounts and transactions have been eliminated. Upon dilution of control below 50% and the loss of effective control, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.
          Financial reporting by the Company’s subsidiaries is consolidated into one set of financial statements for the Company.
Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated/carve out financial statements and accompanying notes. Actual results could differ from those estimates.
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
Basis of Accounting
          The Company’s financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.
Revenue Recognition
          Revenue from the sale of oil and natural gas is recognized when title passes, net of royalties.
Cash Equivalents
          For purposes of the financial statements, the Company considers investments in all highly liquid instruments with original maturities of three months or less at date of purchase to be cash equivalents.
Uninsured Cash Balances
          The Company maintains its cash balances at several financial institutions. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s cash balances typically are in excess of this amount.
Restricted Cash
          Restricted cash represents cash pledged to support reimbursement obligations under outstanding letters of credit.
Accounts Receivable
          The Company conducts its operations in the States of Kansas and Oklahoma and operates exclusively in the natural gas and oil industry. The Company’s joint interest and natural gas and oil sales receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements.
          Management periodically assesses the Company’s accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
Inventory
          Inventory, which is included in current assets, includes tubular goods and other lease and well equipment which the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market using the specific identification method.
Concentration of Credit Risk
          A significant portion of the Company’s and the Predecessor’s liquidity is concentrated in cash and derivative contracts that enable the Company to hedge a portion of its exposure to price volatility from producing natural gas and oil. These arrangements expose the Company to credit risk from its counterparties. The Company’s accounts receivable are primarily from purchasers of natural gas and oil products. Natural gas sales to one purchaser (ONEOK Energy Marketing and Trading Company) accounted for more than 99% of total natural gas and oil revenues for the three months ended March 31, 2008. Natural gas sales to two purchasers (ONEOK and Tenaska Marketing Ventures) accounted for 73% and 27% of total natural gas revenues for the three months ended March 31, 2007.
          The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that the Company’s customers may be similarly affected by changes in economic, industry or other conditions.
Natural Gas and Oil Properties
          The Company follows the full cost method of accounting for natural gas and oil properties, prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of natural gas and oil properties, as well as other directly identifiable general and administrative costs associated with such activities.
          All capitalized costs of natural gas and oil properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company reviews all of its unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.
          The Company reviews the carrying value of its oil and natural gas properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, plus the cost of properties not being amortized, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil and natural gas prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.
          Based on the low natural gas prices on December 31, 2007, the Company would have incurred a non-cash impairment loss of approximately $14.9 million for the quarter ended December 31, 2007. However, under the SEC’s accounting guidance in Staff Accounting Bulletin Topic 12(D)(e), if natural gas prices increase sufficiently between the end of a period and the completion of the financial statements for that period to eliminate the need for an impairment charge, an issuer is not required to recognize the non-cash impairment loss in its financial statements for that period. As of March 1, 2008, natural gas prices had improved sufficiently to eliminate the need for an impairment loss at December 31, 2007 and as a result, no impairment loss is reflected in the Company’s financial statements for the year ended December 31, 2007.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
          Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of natural gas and oil, in which case the gain or loss is recognized in income.
Other Property and Equipment
          Other property and equipment is reviewed on an annual basis for impairment and as of March 31, 2008, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.
          Other property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.
          The estimated useful lives are as follows:
•	Buildings: 25 years

•	Equipment: 10 years

•	Vehicles: 7 years
Debt Issue Costs
          Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at March 31, 2008 totaled $3.4 million and are being amortized over the life of the credit facilities.
Other Dispositions
          Upon disposition or retirement of property and equipment other than natural gas and oil properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.
Marketable Securities
          In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At March 31, 2008, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.
Income Taxes
          We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. Our taxable income or loss, which may vary substantially from the net income or net loss we report in our consolidated statement of income, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner’s tax attributes in us.
Fair Value of Financial Instruments
          The Company’s financial instruments consist of cash, receivables, deposits, hedging contracts, accounts payable, accrued expenses and notes payable. The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The hedging contracts are recorded in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
Accounting for Derivative Instruments and Hedging Activities
          The Company seeks to reduce its exposure to unfavorable changes in natural gas and oil prices by utilizing energy swaps and collars (collectively, “fixed-price contracts”). The Predecessor has entered into interest rate swaps and caps in the past to reduce its exposure to adverse interest rate fluctuations. The Company has adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, which contains accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but re-designation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.
          Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. Based on the interpretation of these guidelines by the Company, the changes in fair value of all of its derivatives entered into during the period from June 1, 2003 to December 22, 2003 are required to be reported in results of operations, rather than in other comprehensive income. Also, all changes in fair value of the Predecessor’s interest rate swaps and caps were reported in results of operations rather than in other comprehensive income because the critical terms of the interest rate swaps and caps did not comply with certain requirements set forth in SFAS 133.
          Although the Company’s fixed-price contracts may not qualify for special hedge accounting treatment from time to time under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price and interest rate risks in the future. The specific accounting for these contracts, however, is consistent with the requirements of SFAS 133. Please read “Note 7 — Financial Instruments and Hedging Activities” below.
          The Company has established the fair value of all derivative instruments using estimates determined by its counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, and time to maturity and credit risk. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.
Asset Retirement Obligations
          The Company has adopted FASB’s SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
          The Company’s asset retirement obligations relate to the plugging and abandonment of natural gas and oil properties.
Net Income per Limited Partner Unit
          The Company calculates net income per limited partner unit in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-06”). EITF 03-06 requires that in any accounting period where the Company’s aggregate net income exceeds its aggregate distribution for such period, it is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.
Business Segment Reporting
          The Company operates in one reportable segment engaged in the exploitation, development and production of oil and natural gas properties and all of its operations are located in the United States.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
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
          Historical financial statements of the Cherokee Basin Operations for the three months ended March 31, 2007 are presented. The historical financial statements were prepared as follows:
•	Revenues include all revenues earned by the Cherokee Basin Operations, before elimination of intercompany sales with QRC and its subsidiaries. Pursuant to the midstream services agreement with an affiliate of the Company, Bluestem Pipeline, LLC (“Bluestem”), for 2007 the fee for gathering, dehydration and treating services was $0.50 per MMBtu of gas and $1.10 per MMBtu of gas for compression services, subject to annual adjustment. Please read “Note 12 — Related Party Transactions”.

•	Certain common expenses of QRC’s operations and the Cherokee Basin Operations were treated as follows:
•	general and administrative expenses associated with the pipeline operations were eliminated;

•	costs associated with the salt water disposal system, which were previously reported in Bluestem operations prior to the formation of Quest Midstream Partners, L.P. (“Quest Midstream”) in December 2006, were allocated to the Cherokee Basin Operations; and

•	third party costs incurred at the QRC level that are clearly identifiable as Cherokee Basin Operations costs, such as insurance premiums related to the Cherokee Basin Operations and legal fees of outside counsel related to contracts entered into or claims made by or against the Cherokee Basin Operations and salaries and benefits of Cherokee Basin Operations executives paid by QRC, were allocated to the Cherokee Basin Operations.
•	Non-producing acreage located outside of the Cherokee Basin and not transferred to the Company was eliminated from the balance sheet and related expenses were eliminated.

•	To the extent that the common expenses described above were charged to the Cherokee Basin Operations in the past, the reduction in expenses was retroactively reflected with the offsetting debit to partner’s equity.

•	Since the Company is not subject to entity level income taxes, no allocation of income taxes or deferred income taxes was reflected in the financial statements.

•	Derivative transactions remained with the Cherokee Basin Operations.

•	Management’s estimates of the expenses of the Cherokee Basin Operations on a stand-alone basis were not expected to be significantly different from those reflected in the statements.
Earnings per Unit
          During the three months ended March 31, 2007, the Cherokee Basin Operations were wholly-owned by QRC. Accordingly, earnings per unit have not been presented for that period.
Reclassifications
          Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or partners’ capital.
Recently Issued Accounting Standards
          The Financial Accounting Standards Board recently issued the following standards which the Company reviewed to determine the potential impact on its financial statements upon adoption.
          On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.
          The remainder of SFAS 157 was adopted by us effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), an amendment of SFAS 115. SFAS 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. SFAS 159 had been adopted and did not have a material impact on the Company’s financial position, results of operations, or cash flows.
          In December 2007, the FASB issued SFAS 141R (revised 2007), “Business Combinations.” Although this statement amends and replaces SFAS 141, it retains the fundamental requirements in SFAS 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control. Significant provisions of SFAS 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted. Management is assessing the impact of the adoption of SFAS 141R.
          In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. The objective of this statement is to improve the relevant, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to noncontrolling or minority interests. The effective date for this Statement is for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption being prohibited. Adoption of this Statement will change the method in which minority interests are reflected on the Company’s consolidated financial statements and will add some additional disclosures related to the reporting of minority interests. Management is assessing the impact of the adoption of SFAS 160.
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities". The objective of this statement is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The effective date for this statement is for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is assessing the impact of the adoption of SFAS 161.
4. Equity-Based Compensation
          The General Partner granted 30,000 bonus units to its independent directors during the three months ended March 31, 2008. The units are subject to vesting with 25% of the units immediately vested and one-third of the remaining units vesting equally on each of the first three anniversaries of the date of the grant. The fair value of the unit awards granted is recognized over the applicable vesting period as compensation expense. Compensation expense amounts are recognized in general and administrative expenses or capitalized to oil and gas properties. In addition, the directors are entitled to quarterly cash distribution equivalents equal to the number of unvested bonus units and the amount of the cash distribution that the Company pays per common unit.
          For the three months ended March 31, 2008, the Company did not capitalize any of the value associated with the bonus unit grants. The value of the bonus unit grants included in general and administrative expenses for the three months ended March 31, 2008 was $203,000.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
5. Acquisition
          Quest Cherokee purchased certain oil producing properties in Seminole County, Oklahoma from a private company for $9.5 million in a transaction that closed in early February 2008. The properties have estimated proved reserves of 712,000 barrels, all of which are proved developed producing. In addition, Quest Cherokee entered into crude oil swaps for approximately 80% of the estimated production from the property’s proved developed producing reserves at WTI-NYMEX prices per barrel of oil of approximately $96.00 in 2008, $90.00 in 2009, and $87.50 for 2010. The acquisition was financed with borrowings under Quest Cherokee’s credit facility.
6. Long-Term Debt
          Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
	($ in thousands)
Senior credit facility	$123,000	$94,000
Other notes payable	484	708

Total long-term debt	123,484	94,708
Less — current maturities	448	666

Total long-term debt, net of current maturities	$123,036	$94,042

     The aggregate scheduled maturities of notes payable and long-term debt for the period ending December 31, 2013 and thereafter were as follows as of March 31, 2008 (assuming no payments were made on the revolving credit facility prior to its maturity) (dollars in thousands):

2008	$448
2009	15
2010	123,006
2011	6
2012	8
2013	1
Thereafter	—

$123,484

Credit Facility
          Quest Cherokee, LLC is a party to an Amended and Restated Credit Agreement dated as of November 15, 2007 with Royal Bank of Canada, as administrative agent and collateral agent (“RBC”), KeyBank National Association, as documentation agent, and the lenders party thereto. The Company is a guarantor of the credit agreement. See Note 4 to the financial statements included in the 2007 Form 10-K for a more detailed description of the material terms of the credit agreement. As of March 31, 2008, the borrowing base under the credit agreement was $160 million and the amount borrowed under the credit agreement was $123 million. The weighted average interest rate under the credit agreement for the three months ended March 31, 2008 was 6.88%. See Note 13 — Subsequent Events for a description of the amendments to the credit agreement that became effective April 15, 2008.
Other Long-Term Indebtedness
          As of March 31, 2008, $484,000 of notes payable to banks and finance companies were outstanding. These notes are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest rates ranging from 5.5% to 11.5% per annum.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
7. Financial Instruments and Hedging Activities
Natural Gas and Oil Hedging Activities
          The Company seeks to reduce its exposure to unfavorable changes in natural gas and oil prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective natural gas and oil prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. For the three months ended March 31, 2008 and 2007, fixed-price contracts hedged approximately 59.05% and 71.6%, respectively, of the Company’s natural gas production. As of March 31, 2008, fixed-price contracts are in place to hedge 38.2 Bcf of estimated future natural gas production. Of this total volume, 9.0 Bcf are hedged for 2008 and 29.1 Bcf thereafter. As of March 31, 2008, fixed-price contracts are in place to hedge 93,000 Bbls of estimated future oil production. Of this total volume, 27,000 Bbls are hedged for 2008 and 66,000 Bbls thereafter.
          For energy swap contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally a regional spot market index or in some cases, NYMEX future prices), to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Natural gas and oil collars contain a fixed floor price (put) and ceiling price (call) (generally a regional spot market index or in some cases, NYMEX future prices). If the market price of natural gas or oil exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of natural gas or oil is between the call and the put strike price, then no payments are due from either party.
          The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of March 31, 2008.

	Nine Months
	Ending
	December 31,		Years Ending December 31,
	2008	2009	2010	2011	2012	Total
		(dollars in thousands, except per MMBtu and Bbl data)
Natural Gas Swaps:
Contract volumes (MMBtu)	3,752,000	14,629,000	12,499,000	—	2,000,000	32,880,000
Weighted average fixed price per MMBtu (1)	$8.16	$7.85	$7.42	—	$8.11	$7.74
Fixed-price sales	$30,620	$114,861	$92,778	—	$16,220	$254,479
Fair value, net	$(11,402)	$(13,749)	$(8,085)	—	$434	$(32,802)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	5,281,000	—	—	—	—	5,281,000
Ceiling	5,281,000	—	—	—	—	5,281,000
Weighted average fixed price per MMBtu (1)
Floor	$6.54	$—	$—	$—	$—	$6.54
Ceiling	$7.54	$—	$—	$—	$—	$7.54
Fixed-price sales (2)	$34,542	$—	$—	$—	$—	$34,542
Fair value, net	$(11,803)	$—	$—	$—	$—	$(11,803)
Total Natural Gas Contracts(3):
Contract volumes (MMBtu)	9,033,000	14,629,000	12,499,000	—	2,000,000	38,161,000
Weighted average fixed price per MMBtu (1)	$7.21	$7.85	$7.42	$—	$8.11	$7.57
Fixed-price sales (2)	$65,162	$114,861	$92,778	$—	$16,220	$289,021
Fair value, net	$(23,205)	$(13,749)	$(8,085)	$—	$434	$(44,605)
Oil Swaps:
Contract volumes (Bbl)	27,000	36,000	30,000	—	—	93,000
Weighted average fixed price per Bbl (1)	$95.92	$90.07	$87.50	—	—	$90.94
Fixed-price sales	$2,590	$3,243	$2,625	—	—	$8,458
Fair value, net	$(128)	$(205)	$(188)	$—	$—	$(521)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Assumes ceiling prices for natural gas collar volumes.

(3)	Does not include basis swaps with notional volumes by year, as follows: 2008: 4,716,000 MMBtu.
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
          All fixed-price contracts have been approved by either the board of directors of the Predecessor or the General Partner. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. For fixed-price contracts qualifying as cash flow hedges pursuant to SFAS 133, the realized contract profit or loss is included in oil and gas sales in the period for which the underlying production was hedged. For the three months ended March 31, 2008 and 2007, oil and gas sales included $1.2 million and $996,000, respectively, of net losses associated with realized losses under fixed-price contracts.
          For contracts that did not qualify as cash flow hedges, the realized contract profit and loss is included in other revenue and expense in the period for which the underlying production was hedged. For the three months ended March 31, 2008 and 2007, none of the Company’s fixed price contracts qualified as cash flow hedges.
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
          Based upon market prices at March 31, 2008, the estimated amount of unrealized gains for fixed-price contracts shown as adjustments to other comprehensive income that are expected to be reclassified into earnings as actual contract cash settlements are realized within the next 12 months is $28.6 million.
Interest Rate Hedging Activities
          At March 31, 2008, the Company had no outstanding interest rate cap or swap agreements.
Change in Derivative Fair Value
          Change in derivative fair value in the statements of operations for the three months ended March 31, 2008 and 2007 is comprised of the following:

	Successor	Predecessor
	For the Three Months Ended
	March 31,
	2008	2007
	($ in thousands)
Change in fair value of derivatives not qualifying as cash flow hedges	$(23,548)	$(1,036)
Ineffective portion of derivatives qualifying as cash flow hedges	(283)	572

	$(23,831)	$(464)

          The amounts recorded in change in derivative fair value do not represent cash gains or losses. Rather, they are temporary valuation swings in the fair value of the contracts. All amounts initially recorded in this caption are ultimately reversed within this same caption over the respective contract terms.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
Credit Risk
          Energy swaps, collars and basis swaps provide for a net settlement due to or from the respective party as discussed previously. The counterparties to the derivative contracts are financial institutions. Should a counterparty default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by its counterparties.
          Cancellation or termination of a fixed-price contract would subject a greater portion of the Company’s natural gas and oil production to market prices, which, in a low price environment, could have an adverse effect on its future operating results. In addition, the associated carrying value of the derivative contract would be removed from the balance sheet.
Market Risk
          The differential between the floating price paid under each energy swap or collar contract and the price received at the wellhead for the Company’s production is termed “basis” and is the result of differences in location, quality, contract terms, timing and other variables. For instance, some of the Company’s fixed price contracts are tied to commodity prices on the New York Mercantile Exchange (“NYMEX”), that is, the Company receives the fixed price amount stated in the contract and pays to its counterparty the current market price for gas as listed on the NYMEX. However, due to the geographic location of the Company’s natural gas assets and the cost of transporting the natural gas to another market, the amount that the Company receives when it actually sells its natural gas is generally based on the Southern Star Central TX/KS/OK (“Southern Star”) first of month index, with a small portion being sold based on the daily price on the Southern Star index. The difference between natural gas prices on the NYMEX and the price actually received by the Company is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of the month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of the month index. The crude oil production for which we have entered into swap agreements is sold at a contract price based on the average daily settling price of NYMEX less $1.10/bbl, which eliminates our exposure to changing differentials on this production. This contract runs through March 2009 with automatic extensions thereafter unless terminated by either party.
          The effective price realizations that result from the fixed-price contracts are affected by movements in this basis differential. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Company’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Company receiving a net price for its natural gas and oil that is significantly below the price stated in the fixed price contract.
          Changes in future gains and losses to be realized in natural gas and oil sales upon cash settlements of fixed-price contracts as a result of changes in market prices for natural gas and oil are expected to be offset by changes in the price received for hedged natural gas and oil production.
Fair Value of Financial Instruments
          The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133 that the Company held as of March 31, 2008 and December 31, 2007 and the methods and assumptions used to estimate their fair value:

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Derivative assets:
Basis swaps	$223	$223	$281	$281
Fixed-price natural gas swaps	$599	$599	$2,742	$2,742
Fixed-price natural gas collars	$—	$—	$5,274	$5,274
Derivative liabilities:
Basis swaps	$(8,470)	$(8,470)	$(856)	$(856)
Fixed-price natural gas swaps	$(25,154)	$(25,154)	$(5,586)	$(5,585)
Fixed-price natural gas collars	$(11,803)	$(11,803)	$(7,385)	$(7,386)
Fixed-price oil swaps	$(521)	$(521)	$—	$—
Credit facilities	$(123,000)	$(123,000)	$(94,000)	$(94,000)
Other financing agreements	$(484)	$(484)	$(708)	$(708)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
          The Company’s financial instruments consist of cash, receivables, deposits, hedging contracts, accounts payable, accrued expenses and notes payable. The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The hedging contracts are recorded in accordance with the provisions of Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.
8. Asset Retirement Obligations
          The Company has adopted SFAS 143, Accounting for Asset Retirement Obligations. The following table provides a roll forward of the asset retirement obligations for the three months ended March 31, 2008 and 2007:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2008	2007
	($ in thousand)
Asset retirement obligation beginning balance	$1,700	$1,410
Liabilities incurred	87	42
Liabilities settled	(1)	(1)
Accretion expense	34	26
Revisions in estimated cash flows	—	—

Asset retirement obligation ending balance	$1,820	$1,477

9. Partners’ Equity
          On January 21, 2008, the board of directors of the General Partner declared a $0.2043 per unit distribution for the fourth quarter of 2007 on all common and subordinated units. This distribution was based on the initial quarterly distribution rate of $0.40 per unit, but was prorated for the actual number of days the units were outstanding. The distribution was paid on February 14, 2008 to unitholders of record at the close of business on February 7, 2008. The aggregate amount of the distribution was $4.4 million.
          On April 25, 2008, the board of directors of the General Partner declared a $0.41 per unit distribution for the first quarter of 2008 on all common and subordinated units. The distribution will be paid on May 15, 2008 to unitholders of record at the close of business on May 5, 2008. The aggregate amount of the distribution will be $8.85 million.
10. Net Loss Per Limited Partner Unit
          The computation of net loss per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the year. Basic and diluted net loss per limited partner unit is determined by dividing net loss, after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest), by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
          The following sets forth the net loss allocation using this method:

	Successor
	Three Months Ended
	March 31, 2008
	Per Limited
	$ Partner Unit
Net loss	$(17,346)
Less: General partner’s 2% interest in net loss	347

Net loss available for limited partners	$(16,999)	$(0.80)

          We did not declare a cash distribution during the period January 1, 2008 through March 31, 2008 which would result in an incentive distribution to the general partner as indicated above.
11. Commitments and Contingencies
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
          Quest Cherokee and Bluestem were named as defendants in a lawsuit (Case No. 04-C-100-PA) filed by plaintiff Central Natural Resources, Inc. on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. The plaintiff has appealed the summary judgment and that appeal is pending. Quest Cherokee and Bluestem intend to defend vigorously against these claims.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
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
          Quest Cherokee was named as a defendant in a putative class action lawsuit (Case No. 07-1225-MLB) filed by several royalty owners in the U.S. District Court for the District of Kansas. The plaintiffs have not yet filed a motion asking the court to certify the class and the court has not determined that the case may properly proceed as a class action. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required interest. Quest Cherokee has answered the complaint and denied plaintiffs’ claims. Discovery in that case is ongoing. Quest Cherokee intends to defend vigorously against these claims.
          Quest Cherokee has been named as a defendant in several lawsuits in which the plaintiff claims that an oil and gas lease owned and operated by Quest Cherokee has either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits are pending in the district courts of Labette, Montgomery, and Wilson Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. The plaintiffs in those cases are generally seeking statutory damages of $100 per lease, attorneys’ fees, and a judicial declaration that Quest Cherokee’s leases have terminated. As of May 7, 2008, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,481 acres. Discovery in those cases is ongoing. Quest Cherokee intends to vigorously defend against those claims.
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
          Quest Cherokee was named as a defendant in two lawsuits (Case No. 07-CV-141 and Case No. 08-CV-20) filed in Neosho County District Court by Richard Winder, d/b/a Winder Oil Company. Plaintiff claims to own an oil and gas lease covering lands upon which Quest Cherokee also claims to own an oil and gas lease and upon which Quest Cherokee has drilled two producing wells. Plaintiff claims that his lease is prior and superior to Quest Cherokee’s leases and seeks damages for trespass and conversion. Quest Cherokee contends that plaintiffs leases have expired by their terms and that Quest Cherokee’s leases are valid. Discovery in that case is ongoing. Quest Cherokee intends to vigorously defend against the Plaintiff’s claims.
          The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company’s business, financial position or results of operations. Like other

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
natural gas and oil producers and marketers, the Company’s operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.
12. Related Party Transactions
          The Company employs its own field employees and first level supervisor. The management level and general and administrative employees supporting the operations of the Company are employees of Quest Energy Service, LLC, a Company affiliate. In addition to employee payroll-related expenses, QRC incurred general and administrative expenses related to leasing of office space and other corporate overhead type expenses during the period covered by these financial statements. A portion of the consolidated general and administrative and indirect lease operating overhead expenses of QRC, determined based on time and other costs required to properly manage the assets, has been allocated to the Company and included in the accompanying statements of operations for each of the periods presented.
          Midstream Services Agreement. QRC controls Quest Midstream through its 85% ownership of Quest Midstream’s general partner and its ownership of approximately 35% of Quest Midstream’s limited partner interests. Quest Midstream owns and operates an over 1,800 mile gas gathering pipeline system in the Cherokee Basin. Effective November 15, 2007, Quest Resource assigned all of its rights in that certain Midstream Services and Gas Dedication Agreement (“Midstream Services Agreement”) to the Company. Under the Midstream Services Agreement, Quest Midstream gathers and provides certain midstream services to the Company for all gas produced from the Company’s wells in the Cherokee Basin that are connected to Quest Midstream’s gathering system. The initial term of the Midstream Services Agreement expires on December 1, 2016, with two additional five-year renewal periods that may be exercised by either party upon 180 days’ notice. Under the Midstream Services Agreement, the Company pays Quest Midstream $0.51 per MMBtu of gas for gathering, dehydration and treating services and $1.13 per MMBtu of gas for compression services, subject to annual adjustment based on changes in gas prices and the producer price index. Such fees are subject to renegotiation upon the exercise of each five-year extension period. In addition, at any time after each five year anniversary of the date of the midstream services agreement, each party will have a one-time option to elect to renegotiate the fees and/or the basis for the annual adjustment to the fees if the party believes there has been a material change to the economic returns or financial condition of either party. If the parties are unable to agree on the changes, if any, to be made to such terms, then the parties will enter into binding arbitration to resolve any dispute with respect to such terms.
          Under the terms of some of the Cherokee Basin Operations gas leases, the Company may not be able to charge the full amount of these fees to royalty owners, which would increase the average fees per MMBtu that the Company effectively pays under the Midstream Services Agreement.
          Quest Midstream has an exclusive option for sixty days to connect to its gathering system all of the gas wells that the Company develops in the Cherokee Basin. In addition, Quest Midstream is required to connect to its gathering system, at its expense, any new gas wells that the Company completes in the Cherokee Basin if Quest Midstream would earn a specified internal rate of return from those wells. This rate of return is subject to renegotiation once after the fifth anniversary of the agreement and once during each renewal period at the election of either party. The Midstream Services Agreement also requires the drilling of a minimum of 750 new wells in the Cherokee Basin during the two year period ending December 1, 2008.
          In addition, Quest Midstream agreed to install the saltwater disposal lines for the Company’s gas wells connected to Quest Midstream’s gathering system for a fee of $1.25 per linear foot and connect such lines to the Company’s saltwater disposal wells for a fee of $1,000 per well, subject to an annual adjustment based on changes in the Employment Cost Index for Natural Resources, Construction, and Maintenance. For 2008, the fees are $1.29 per linear foot to install saltwater disposal lines and $1,030 per well to connect such lines to the Company’s saltwater disposal wells.
          Management Services Agreement. The Company and Quest Energy Service are parties to a management services agreement, dated November 15, 2007, pursuant to which Quest Energy Service provides the Company with legal, information technology, accounting, finance, insurance, tax, property management, engineering, administrative, risk management, corporate development, commercial and marketing, treasury, human resources, audit, investor relations and acquisition services in respect of opportunities for the Company to acquire long-lived, stable and proved gas and oil reserves.
          The Company reimburses Quest Energy Service for the reasonable costs of the services it provides to the Company. The employees of Quest Energy Service also manage the operations of QRC and Quest Midstream and will be reimbursed by QRC and

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
Quest Midstream for general and administrative services incurred on their respective behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Company or on its behalf, and expenses allocated to Quest Energy Service by its affiliates. The General Partner is entitled to determine in good faith the expenses that are allocable to the Company.
          The General Partner has the right and the duty to review the services provided, and the costs charged, by Quest Energy Service under the management services agreement. The General Partner may in the future cause the Company to hire additional personnel to supplement or replace some or all of the services provided by Quest Energy Service, as well as employ third-party service providers. If the Company were to take such actions, they could increase the overall costs of the Company’s operations.
          The management services agreement is not terminable by the Company without cause so long as QRC controls the General Partner. Thereafter, the agreement is terminable by either the Company or Quest Energy Service upon six months’ notice. The management services agreement is terminable by the Company or QRC upon a material breach of the agreement by the other party and failure to remedy such breach for 60 days (or 30 days in the event of nonpayment) after receiving notice of the breach.
          Quest Energy Service will not be liable to the Company for its performance of, or failure to perform, services under the management services agreement unless its acts or omissions constitute gross negligence or willful misconduct.
          Omnibus Agreement. The Company and QRC are parties to an omnibus agreement, dated November 15, 2007, which governs the Company’s relationship with QRC and its subsidiaries with respect to certain matters not governed by the management services agreement.
          Under the omnibus agreement, QRC and its subsidiaries agreed to give the Company a right to purchase any natural gas or oil wells or other natural gas or oil rights and related equipment and facilities that they acquire within the Cherokee Basin, but not including any midstream or downstream assets. Except as provided above, QRC is not restricted, under either the Company’s partnership agreement or the omnibus agreement, from competing with the Company and may acquire, construct or dispose of additional gas and oil properties or other assets in the future without any obligation to offer the Company the opportunity to acquire those assets.
          Under the omnibus agreement, QRC will indemnify the Company for three years after November 15, 2007 against certain potential environmental claims, losses and expenses associated with the operation of the assets occurring before the closing date of the offering. Additionally, QRC will indemnify the Company for losses attributable to title defects (for three years after November 15, 2007), retained assets and income taxes attributable to pre-closing operations (for the applicable statute of limitations). QRC’s maximum liability for the environmental indemnification obligations will not exceed $5.0 million and QRC will not have any indemnification obligation for environmental claims or title defects until the Company’s aggregate losses exceed $500,000. QRC will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after November 15, 2007. The Company has agreed to indemnify QRC against environmental liabilities related to the Company’s assets to the extent QRC is not required to indemnify the Company. The Company also will indemnify QRC for all losses attributable to post-November 15, 2007 operations of the assets contributed to the Company, to the extent not subject to QRC’s indemnification obligations.
          Any or all of the provisions of the omnibus agreement, other than the indemnification provisions described above, are terminable by QRC at its option if the General Partner is removed without cause and units held by the General Partner and its affiliates are not voted in favor of that removal. The omnibus agreement will also terminate in the event of a change of control of the Company or the General Partner.
          Midstream Omnibus Agreement. The Company is subject to a midstream omnibus agreement dated as of December 22, 2006, among Quest Midstream, Quest Midstream’s general partner, Quest Midstream’s operating subsidiary and QRC so long as the Company is an affiliate of QRC and QRC or any of its affiliates controls Quest Midstream.
          The midstream omnibus agreement restricts the Company from engaging in the following businesses (each of which is referred to as a “Restricted Business”):
•	the gathering, treating, processing and transporting of gas in North America;

•	the transporting and fractionating of gas liquids in North America;

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(UNAUDITED)
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
          The following are not considered a Restricted Business:
•	the ownership of a passive investment of less than 5% in an entity engaged in a Restricted Business;

•	any business in which Quest Midstream permits the Company to engage;

•	the ownership or operation of assets used in a Restricted Business if the value of the assets is less than $4 million; and

•	any business that the Company has given Quest Midstream the option to acquire and it has elected not to purchase.
          Subject to certain exceptions, if the Company were to acquire any midstream assets in the future pursuant to the above provisions, then Quest Midstream will have a preferential right to acquire those midstream assets in the event of a sale or transfer of those assets by the Company.
          If the Company acquires any acreage located outside the Cherokee Basin that is not subject to any existing agreement with an unaffiliated party to provide midstream services, Quest Midstream will have a preferential right to offer to provide midstream services to the Company in connection with wells to be developed by the Company on that acreage.
          Contribution, Conveyance and Assumption Agreement. On November 15, 2007, the Company and QRC entered into a contribution, conveyance and assumption agreement to effect, among other things, the transfer of QRC’s Cherokee Basin Operations to the Company, the issuance of 3,201,521 common units and 8,857,981 subordinated units to QRC and the issuance to the General Partner of 431,827 general partner units and the incentive distribution rights. The Company agreed to indemnify QRC for liabilities arising out of or related to existing litigation relating to the assets, liabilities and operations located in the Cherokee Basin transferred to the Company.
13. Subsequent Events
          On April 17, 2008, the Company and Quest Cherokee entered into an amendment to the Amended and Restated Credit Agreement with the Royal Bank of Canada, as administrative agent and collateral agent, Keybank National Association, as documentation agent, and the lenders party thereto (the “Amendment”). The Amendment changed the maturity date from November 15, 2012 to November 15, 2010, and increased the applicable rate at which interest will accrue by 1% to either LIBOR plus a margin ranging from 2.25% to 2.875% (depending on the utilization percentage) or the base rate plus a margin ranging from 1.25% to 1.875% (depending on the utilization percentage). The Amendment also eliminated the “accordion” feature in the credit agreement, which gave Quest Cherokee the option to request an increase in the aggregate revolving commitment from $250 million to $350 million. There was no commitment on the part of the lenders to agree to such a request.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business of Issuer
     We are a Delaware limited partnership formed in July 2007 by Quest Resource to acquire, exploit and develop oil and natural gas properties. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders at our initial distribution rate and, over time, to increase our quarterly cash distributions. Our operations are currently focused on the development of coal bed methane in the Cherokee Basin.
Significant Developments During the Three Months Ended March 31, 2008
     During the first quarter of 2008, we continued to be focused on drilling and completing new wells. We drilled 118 gross wells and completed the connection of 101 gross wells during this period. As of March 31, 2008, we had approximately 130 additional gas wells (gross) that we were in the process of completing and connecting to Quest Midstream’s gas gathering pipeline system.
     For the three months ended March 31, 2008, our average net daily production was 55.6 Mmcfe/d.
     We purchased certain oil producing properties in Seminole County, Oklahoma from a private company for $9.5 million in a transaction that closed in early February 2008. The properties have estimated net proved reserves of 712,000 barrels, all of which are proved developed producing. In addition, we entered into crude oil swaps for approximately 80% of the estimated net production from the property’s proved developed producing reserves at WTI-NYMEX prices per barrel of oil of approximately $96.00 in 2008, $90.00 in 2009, and $87.50 for 2010. The acquisition was financed with borrowings under our credit facility.
Results of Operations
     The following discussion of the results of operations and period-to-period comparisons presented below includes the historical results of the Predecessor. This discussion should be read in conjunction with the financial statements included in this report; and should further be read in conjunction with the audited financial statements and notes thereto of the Predecessor included in our 2007 Form 10-K. Comparisons made between reporting periods herein are for the three month periods ended March 31, 2008 as compared to the same period in 2007. As discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Significantly Affect Comparability of Our Results” in our 2007 Form 10-K, the Predecessor’s historical results of operations and period-to-period comparisons of its results may not be indicative of our future results.
     Overview. The following discussion of results of operations will compare balances for the three months ended March 31, 2008 and 2007.

	Successor	Predecessor
	Three Months
	Ended
	March 31,		Increase/
	2008	2007	(Decrease)
		($ in thousands)
Oil and gas sales	$37,353	$25,549	$11,804	46.2%
Other revenue/(expense)	$50	$(13)	$63	484.6%
Oil and gas production costs	$8,182	$7,227	$955	13.2%
Transportation expense (related affiliate)	$8,663	$6,361	$2,302	36.2%
Depreciation, depletion and amortization	$9,511	$6,694	$2,814	41.8%
General and administrative expenses	$2,458	$1,753	$705	40.2%
Change in derivative fair value	$(23,831)	$(464)	$(23,367)	(5,036.0)%
Interest expense	$2,140	$6,971	$(4,831)	(69.3)%

     Production. The following table presents the primary components of revenues, as well as the average costs per Mcfe, for the three months ended March 31, 2008 and 2007.

	Successor	Predecessor
	For the three months ended
	March 31,		Increase
	2008	2007	(Decrease)
Production Data (net):
Natural gas production (MMcf)	4,991	3,716	1,275	34.3%
Oil production (Bbl)	11,188	2,020	9,168	453.9%
Total production (MMcfe)	5,058	3,728	1,330	35.7%
Average daily production (MMcfe/d)	55.6	41.4	14.2	34.3%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$7.62	$6.99	$0.63	9.0%
Including hedges	$7.38	$7.12	$0.26	3.7%
Natural gas (Mcf) —
Excluding hedges	$7.51	$6.99	$0.52	7.4%
Including hedges	$7.26	$7.12	$0.14	2.0%
Oil (Bbl) —
Excluding hedges	$98.12	$50.33	$47.79	95.0%
Including hedges	$98.12	$50.33	$47.79	95.0%
Average Unit Costs per Mcfe:
Production costs	$1.62	$1.94	$(0.32)	(16.5)%
Transportation expense (related affiliate)	$1.72	$1.71	$0.01	0.6%
Depreciation, depletion and amortization	$1.88	$1.80	$0.08	4.4%
General and administrative expenses	$0.49	$0.47	$0.02	4.3%
Interest expense	$0.42	$1.87	$(1.45)	(77.5)%
     Oil and Gas Sales. The $11.8 million (46.2%) increase in oil and gas sales from $25.5 million for the quarter ended March 31, 2007 to $37.4 million for the quarter ended March 31, 2008 was primarily attributable to the increase in production volumes and sales prices reflected in the table above. The increase in production volumes was achieved by the addition of more producing wells, which was partially offset by the natural decline in production from some of our older gas wells. The additional wells contributed to the production of 4,991,000 Mcf of net gas for the quarter ended March 31, 2008, as compared to 3,716,000 net Mcf produced in the same quarter last year. Our product prices on an equivalent basis (Mcfe) increased from an average of $6.99 per Mcfe for the quarter ended March 31, 2007 to an average of $7.62 per Mcfe for the quarter ended March 31, 2008. For the quarter ended March 31, 2008, the net product price, after accounting for the loss on hedging settlements of $1.2 million during the quarter, averaged $7.38 per Mcfe. For the quarter ended March 31, 2007, the net product price, after accounting for the gain on hedging settlements of $996,000 during the quarter, averaged $7.12 per Mcfe.
     Other Revenue/(Expense). Other revenue for the three months ended March 31, 2008 was $50,000 as compared to other expense of $13,000 for the three-month period ended March 31, 2007, that was due to a reduction in overhead fees.
     Operating Expenses. Operating expenses, which consist of oil and gas production costs and transportation expense, totaling $16.8 million for the three months ended March 31, 2008, were comprised of lease operating costs of $5.6 million, production taxes of $1.7 million, ad valorem taxes of $804,000, and transportation expenses of $8.6 million. The current operating expenses compared to $13.6 million for the three months ended March 31, 2007, comprised of lease operating costs of $5.2 million, production taxes of $1.1 million, ad valorem taxes of $888,000, and transportation expenses of $6.4 million, a total increase of $3.2 million, or 23.5%.
     During the three months ended March 31, 2008, management implemented cost controls which have kept lease operating costs relatively flat, while connecting approximately 600 new wells since the same quarter of 2007. Unit production costs, excluding gross production and ad valorem taxes, were $1.12 per Mcfe for the three months ended March 31, 2008 compared to $1.41 per Mcfe for the three months ended March 31, 2007 representing a 20.6% decrease. Unit production costs, inclusive of gross production and ad valorem taxes, were $1.94 per Mcfe for the 2007 period as compared to $1.62 per Mcfe for the three months ended March 31, 2008 period, representing a 16.5% decrease.
     Transportation expense increased $2.3 million from $6.4 million for the three months ended March 31, 2007 compared to $8.7 million for the three months ended March 31, 2008, resulting in $1.72 per Mcfe for 2008. This increase primarily resulted from the annual increase in the fees charged under the midstream services agreement with Quest Midstream and increased production.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties. Our depletion of gas and oil properties as a percentage of gas and oil revenues was 25% in the three months ended March 31, 2008 compared to 26% in 2007. Depreciation, depletion and amortization expense was $1.88 per Mcfe in March 31, 2008 compared to $1.80 per Mcfe in 2007. Increases in our depletable basis and production volumes caused depletion expense to increase $2.8 million to $9.5 million in 2008 compared to $6.7 million in 2007.

     General and Administrative Expenses. General and administrative expenses increased from $1.8 million for the quarter ended March 31, 2007 to $2.5 million for the quarter ended March 31, 2008. This increase is due to an increase in board fees, professional fees, Nasdaq listing fees, travel expenses for presentations to increase our visibility with investors, larger corporate offices, increased staffing to support the higher levels of development and operational activity and the added resources to enhance our internal controls.
     Change in Derivative Fair Value. Change in derivative fair value was a non-cash loss of $23.8 million for the three months ended March 31, 2008, which included a $23.5 million loss attributable to the change in fair value for certain derivative contracts that did not qualify as cash flow hedges pursuant to SFAS 133 and a loss of $283,000 relating to hedge ineffectiveness. Change in derivative fair value was a non-cash loss of $464,000 for the three months ended March 31, 2007, which included a $1.04 million loss attributable to the change in fair value for certain derivatives that did not qualify as cash flow hedges pursuant to SFAS 133 and a gain of $572,000 relating to hedge ineffectiveness. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives that are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term.
     Interest Expense. Interest expense decreased to approximately $2.1 million for the quarter ended March 31, 2008 from $7.0 million for the quarter ended March 31, 2007, due to the refinancing of our credit facilities in 2007 in connection with our initial public offering and lower outstanding borrowings.
Net Income
     We recorded a net loss of $17.3 million for the quarter ended March 31, 2008 as compared to a net loss of $3.7 million for the quarter ended March 31, 2007, each period inclusive of the non-cash net gain or loss derived from the change in derivative fair value as stated above for the quarter ended March 31, 2008.
Liquidity and Capital Resources
Liquidity
     Our primary sources of liquidity are cash generated from our operations, amounts available under our revolving credit facility and funds from future private and public equity and debt offerings. In connection with the closing of our initial public offering, Quest Cherokee, our principal operating subsidiary, entered into a new 5-year $250 million revolving credit agreement, with an initial borrowing base of $160.0 million, with a syndicate of financial institutions. As of March 31, 2008, we had $123 million borrowed under our revolving credit facility. Please read Notes 6 and 13 to our financial statements included in this report for additional information regarding our revolving credit facility.
     At March 31, 2008, we had $37 million of availability under our revolving credit facility, which was available to fund the drilling and completion of additional gas wells, the recompletion of single seam wells into multi-seam wells, the acquisition of additional acreage, equipment and vehicle replacement and purchases and the construction of salt water disposal facilities.
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
     At March 31, 2008, we had current assets of $41.7 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $223,000 and $28.7 million, respectively) was $15.9 million at March 31, 2008, compared to working capital (excluding the short-term derivative asset and liability of $6.7 million and $8.2 million, respectively) of $11.4 million at December 31, 2007. The changes in working capital were primarily due to the change in derivative fair value.
     Because of the seasonal nature of gas and oil, we may make short-term working capital borrowings in order to level out our distributions during the year. In addition, a substantial portion of our production is hedged. We are generally required to settle a portion of our commodity hedges on each of the 5th and 25th day of each month. As is typical in the gas and oil business, we generally do not receive the proceeds from the sale of the hedged production until around the 25th day of the following month. As a result, when gas and oil prices increase and are above the prices fixed in our derivative contracts, we will be required to pay the hedge counterparty the difference between the fixed price in the hedge and the market price before we receive the proceeds from the sale of the hedged production. If this were to occur, we may make working capital borrowings to fund our distributions. Because we will distribute our available cash, we will not have those amounts available to reinvest in our business to increase our reserves and production. Because we will distribute a substantial amount of our cash flows (after making principal and interest payments on our indebtedness) rather than reinvest those cash flows in our business, we may not grow as quickly as other companies or at all.
Capital Expenditures
     During the three months ended March 31, 2008, a total of approximately $29.4 million of capital expenditures was invested as follows: $25.8 million was invested in new natural gas wells and properties, $3.0 million in acquiring leasehold and $627,000 in other additional capital items. These investments were funded by cash flow from operations, and remaining cash from the proceeds of our borrowings of $29 million under our credit facility.
     During 2008, we intend to focus on drilling and completing up to 325 new wells in the Cherokee Basin. Management currently estimates that it will require for each of 2008 and 2009 capital investments of:
•	$41.0 million to drill and complete these wells and recomplete an estimated 52 gross wells in the Cherokee Basin;

•	$37.5 million for acreage, the acquisition of properties in Seminole County, Oklahoma, equipment and vehicle replacement and purchases and salt water disposal facilities in the Cherokee Basin;
     Our capital expenditures will consist of the following:
•	maintenance capital expenditures, which are those capital expenditures required to maintain our production levels and asset base over the long term; and

•	expansion capital expenditures, which are those capital expenditures that we expect will increase our production of our gas and oil properties and our asset base over the long term.
     In the event we make one or more additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we would reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital for that or other reasons, we may do so through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt or equity securities or other means.
     We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and maintain our pipeline volumes. Please read Note 4 — Long-Term Debt to our financial statements included our 2007 Form 10-K for a description of the financial covenants contained in our revolving credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.
Cash Flows
     Cash Flows from Operating Activities. Net cash used in operating activities totaled $6.8 million for the three months ended March 31, 2008 as compared to $2.7 million in net cash provided by operating activities for the three months ended March 31, 2007. This decrease resulted from a change in derivative fair value, an increase in accounts receivable, inventory and accrued expenses.
     Cash Flows Used in Investing Activities. Net cash used in investing activities totaled $29.4 million for the three months ended March 31, 2008 as compared to $22.4 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, a total of approximately $29.4 million of capital expenditures was invested as follows: $25.8 million was invested in new natural gas wells and properties, $3.0 million in acquiring leasehold and $627,000 million in other additional capital items.
     Cash Flows from Financing Activities. Net cash provided by financing activities totaled $26.7 million for the three months ended March 31, 2008 as compared to $22.9 million for the three months ended March 31, 2007, and related to the financing of capital expenditures. The net cash provided from financing activities during the three months ended March 31, 2008 was due primarily to $29 million of borrowings under the Quest Cherokee credit facility.
Contractual Obligations
     Future payments due on our contractual obligations as of March 31, 2008 are as follows:

	Payments Due By Period
		Less			More
		Than 1	1-3	4-5	Than 5
	Total	Year	Years	Years	Years
	($ in thousands)

Revolving Credit Facility (2)	$123,000	$—	$123,000	$—	$—
Notes payable	484	448	21	14	1
Interest expense obligation (1)(2)	22,373	6,580	15,790	2	1
Drilling contractor	2,548	2,548	—	—	—
Asset retirement obligation	1,820	—	—	—	1,820
Derivatives	45,948	28,745	17,203	—	—

Total	$196,173	$38,321	$156,014	$16	$1,822

(1)	The interest expense obligation was computed using the LIBOR interest rate as of March 31, 2008. If the interest rate were to change 1%, then the total interest payment obligation would change by $4.8 million. Effective April 15, 2008, the interest rate on our revolving credit facility was increased by 1%. This change has been reflected in the table above. See Note 13 to the financial statements included in this report.

(2)	Effective April 15, 2008, the maturity date for the revolving credit facility was changed from November 15, 2012 to November 14, 2010. This change has been reflected in the table above. See Note 13 to the financial statements included in this report.
Critical Accounting Policies and Estimates
     The consolidated/carve out financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of the significant accounting policies is contained in Note 3 to our consolidated carve out financial statements. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2007 Form 10-K.
Off-Balance Sheet Arrangements
     At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.
Cautionary Statements for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Various statements this report contains, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. These include such matters as:
•	projections and estimates concerning the timing and success of specific projects;

•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures;

•	drilling of wells;

•	acquisition and development of natural gas and oil properties;

•	timing and amount of future production of natural gas and oil;

•	operating costs and other expenses;

•	estimated future net revenues from natural gas and oil reserves and the present value thereof;

•	cash flow and anticipated liquidity; and

•	other plans and objectives for future operations.
     When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this report speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	our ability to implement our business strategy;

•	the extent of our success in discovering, developing and producing reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	fluctuations in the commodity prices for natural gas and crude oil;

•	engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

•	land issues;

•	the effects of government regulation and permitting and other legal requirements;

•	labor problems;

•	environmental related problems;

•	the uncertainty inherent in estimating future natural gas and oil production or reserves;

•	production variances from expectations;

•	the substantial capital expenditures required for the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets;

•	disruptions, capacity constraints in or other limitations on Quest Midstream’s pipeline systems;

•	costs associated with perfecting title for natural gas and oil rights in some of our properties;

•	the need to develop and replace reserves;

•	competition;

•	dependence upon key personnel;

•	the lack of liquidity of our equity securities;

•	operating hazards attendant to the natural gas and oil business;

•	down-hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	potential mechanical failure or under-performance of significant wells;

•	climatic conditions;

•	natural disasters;

•	acts of terrorism;

•	availability and cost of material and equipment;

•	delays in anticipated start-up dates;

•	our ability to find and retain skilled personnel;

•	availability of capital;

•	the strength and financial resources of our competitors; and

•	general economic conditions.
     When you consider these forward-looking statements, you should keep in mind these risk factors and the other factors discussed under Item 1A. “Risk Factors” in our 2007 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A of our 2007 Form 10-K. For more information on our risk management activities, see Note 7 to our consolidated/carve out financial statements.
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established and maintain a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures as of March 31, 2008 were effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 1, Note 11 to our consolidated/carve out financial statements entitled “Commitments and Contingencies”, which is incorporated herein by reference.
     In addition, from time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Default Upon Senior Securities
     None.
Item 4. Submission of Matters to Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

3.1*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., effective as of January 1, 2007, by Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on April 11, 2008).

3.2*	First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P., dated as of November 15, 2007, by and between Quest Energy GP, LLC and Quest Resource Corporation (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).

10.1*	First Amendment to Amended and Restated Credit Agreement, effective as of April 15, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, KeyBank National Association and the Lenders Party Thereto (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on April 23, 2008).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2008.
QUEST ENERGY PARTNERS, L.P.
By: Quest Energy GP, LLC, its general partner

By:	/s/ Jerry D. Cash
Jerry D. Cash
Chief Executive Officer

By:	/s/ David E. Grose
David E. Grose
Chief Financial Officer