Form 10-K
period 2008-12-31
Quest Energy Partners, L.P.
filed 2009-06-16
CIK 1407185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 001-33787

QUEST ENERGY PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0518546
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 Park Avenue, Suite 2750	73102
Oklahoma City, Oklahoma (Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
405-600-7704
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units representing limited partner interests	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common units held by non-affiliates computed by reference to the last reported sale of the registrant’s common units on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, at $16.32 per common unit was $148,512,000. This figure assumes that only the directors and officers of the registrant, their spouses and controlled corporations were affiliates. As of June 9, 2009, the registrant had 12,316,521 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

GUIDE TO READING THIS REPORT

As used in this report, unless we indicate otherwise:

•	when we use the terms “Quest Energy,” “QELP,” the “Partnership,” “Successor,” “our,” “we,” “us” and similar terms in a historical context prior to November 15, 2007, we are referring to Predecessor, and when we use such terms in a historical context on or after November 15, 2007, in the present tense or prospectively, we are referring to Quest Energy Partners, L.P. and its subsidiaries;

•	when we use the term “Predecessor,” we are referring to the assets, liabilities and operations of QRCP located in the Cherokee Basin (other than its midstream assets), which QRCP contributed to us at the completion of our initial public offering on November 15, 2007;

•	when we use the terms “Quest Energy GP” or “our general partner,” we are referring to Quest Energy GP, LLC, our general partner;

•	when we use the term “QRCP,” we are referring to Quest Resource Corporation (NASDAQ: QRCP), the owner of our general partner;

•	when we use the term “Quest Midstream,” or “QMLP,” we are referring to our affiliate Quest Midstream Partners, L.P. and its subsidiaries; and

•	references to “our consolidated financial statements” and “the Predecessor’s consolidated financial statements” when used for any period prior to November 15, 2007 include or mean, respectively, the carve out financial statements of our Predecessor.

In this report we also use some oil and natural gas industry terms that are defined under the caption “Glossary of Selected Terms” at the end of Items 1 and 2, “Business and Properties” of this report.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2008 includes our restated and reaudited consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and our Predecessor’s restated and reaudited carve out financial statements, as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007. We will subsequently file (i) an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 including restated consolidated financial statements as of December 31, 2007 and March 31, 2008 and for the three month periods ended March 31, 2008 and 2007; (ii) an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 including restated consolidated financial statements as of December 31, 2007 and June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007; and (iii) a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 including restated consolidated financial statements as of December 31, 2007 and for the three and nine month periods ended September 30, 2007.

We were formed by QRCP in 2007 in order to conduct, in a master limited partnership structure, the exploration and production operations previously conducted by QRCP’s wholly-owned subsidiaries, Quest Cherokee, LLC (“Quest Cherokee”) and Quest Cherokee Oilfield Service, LLC (“QCOS”). QRCP owns 100% of our general partner and therefore controls the election of the board of directors of our general partner. Since our initial public offering, our general partner has had the same executive officers as QRCP. We do not have any employees, other than field level employees, and we depend on QRCP to provide us with all general and administrative functions necessary to operate our business. QRCP provides these services to us pursuant to the terms of the management services agreement between us and Quest Energy Service, LLC (“Quest Energy Service”), a wholly-owned subsidiary of QRCP. The management services agreement obligates Quest Energy Service to provide all personnel (other than field personnel) and any facilities, goods and equipment necessary to perform the services we need including acquisition services, general and administrative services such as SEC reporting and filings, Sarbanes-Oxley compliance, accounting, audit, finance, tax, benefits, compensation and human resource administration, property management, risk management, land, marketing, legal and engineering.

Investigation — On August 22, 2008, in connection with an inquiry from the Oklahoma Department of Securities, the boards of directors of QRCP, Quest Energy GP, our general partner, and Quest Midstream GP, LLC (“Quest Midstream GP”), the general partner of Quest Midstream, a private limited partnership controlled by QRCP, held a joint working session to address certain unauthorized transfers, repayments and re-transfers of funds (the “Transfers”) to entities controlled by the former chief executive officer, Jerry D. Cash.

A joint special committee comprised of one member designated by each of the boards of directors of Quest Energy GP, QRCP, and Quest Midstream GP was immediately appointed to oversee an independent internal investigation of the Transfers. In connection with this investigation, other errors were identified in prior year financial statements and management and the board of directors concluded that we had material weaknesses in our internal control over financial reporting. As of December 31, 2008, these material weaknesses continued to exist. QRCP has advised us that it is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout QRCP and its subsidiaries and affiliates for whom it is responsible for providing accounting and finance services, including us, and by strengthening the accounting department through adding new personnel and resources. QRCP has obtained, and has advised us that it will continue to seek, the assistance of the audit committee of our general partner in connection with this process of remediation.

As reported on a Current Report on Form 8-K initially filed on January 2, 2009 and amended on February 6, 2009, on December 31, 2008, the board of directors of Quest Energy GP determined that our audited consolidated financial statements as of December 31, 2007, and for the period from November 15, 2007 to December 31, 2007, our unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six months ended June 30, 2008 and the Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007 should no longer be relied upon. The Predecessor’s financial statements represent the carve out financial position, results of operations, cash flows and changes in partners’ capital of the Cherokee Basin operations of QRCP, and reflect the operations of Quest Cherokee and QCOS, located in the Cherokee Basin (other than its midstream assets), which QRCP contributed to us at the completion of our initial public offering on November 15, 2007.

Additionally, the amended 8-K reported that our management had concluded that the reported cash balances and partners’ equity of the Predecessor will be reduced by a total of $9.5 million as of November 14, 2007, which represents the total amount of the Transfers that had been funded by Quest Cherokee as of the closing of our initial public offering. Our management concluded that such Transfers had indirectly resulted in Quest Cherokee borrowing an additional $9.5 million under its credit facilities prior to November 15, 2007. QRCP repaid this additional indebtedness of Quest Cherokee at the closing of our initial public offering. We have no obligation to repay such amount to QRCP. Notwithstanding the foregoing, our reported cash balances and partners’ equity as of December 31, 2007 and June 30, 2008 continued to reflect the Transfers and accordingly were overstated by $10 million (consisting of the $9.5 million funded by Quest Cherokee that had been repaid by QRCP at the closing of our initial public offering and an additional $0.5 million that was recorded on our balance sheet in error — the additional $0.5 million was funded after the closing of our initial public offering by another subsidiary of QRCP in which we have no ownership interest).

Restatement and Reaudit — In October 2008, Quest Energy GP’s audit committee engaged a new independent registered public accounting firm to audit our consolidated financial statements for 2008 and, in January 2009, engaged them to reaudit our consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and the Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007.

The restated consolidated financial statements included in this Form 10-K correct errors in a majority of the financial statement line items in the previously issued consolidated financial statements for all periods presented. The most significant errors (by dollar amount) consist of the following:

•	The Transfers, which were not approved expenditures, were not properly accounted for as losses.

•	Hedge accounting was inappropriately applied for our commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed.

•	Errors were identified in the accounting for the formation of Quest Cherokee in December 2003 in which: (i) no value was ascribed to the Quest Cherokee Class A units that were issued to ArcLight Energy Partners Fund I, L.P. (“ArcLight”) in connection with the transaction, (ii) a debt discount (and related accretion) and minority interest were not recorded, (iii) transaction costs were inappropriately capitalized to oil and gas properties, and (iv) subsequent to December 2003, interest expense was improperly stated as a result of these errors. In 2005, the debt relating to this transaction was repaid and the Class A units were repurchased from ArcLight. Due to the errors that existed in the previous accounting, additional errors resulted in 2005 including: (i) a loss on extinguishment of debt was not recorded, and (ii) oil and gas properties and retained earnings were overstated. Subsequent to the 2005 transaction, depreciation, depletion and amortization expense was also overstated due to these errors.

•	Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses.

•	Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts.

•	As a result of previously discussed errors and an additional error related to the methods used in calculating depreciation, depletion and amortization, errors existed in our depreciation, depletion and amortization expense and our accumulated depreciation, depletion and amortization.

•	As a result of previously discussed errors relating to oil and gas properties and hedge accounting, and errors relating to the treatment of deferred taxes, errors existed in our ceiling test calculations.

Although the items listed above comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. The tables below present previously reported partners’ equity, major restatement adjustments and restated partners’ equity as well as previously reported loss, major restatement adjustments and restated net income (loss) as of and for the periods indicated (in thousands):

	Successor	Predecessor
	As of December 31
	2007	2006	2005

Partners’ equity as previously reported	$228,760	$51,091	$69,547
Effect of the Transfers	(9,500)	(8,000)	(2,000)
Reversal of hedge accounting	1,224	(2,389)	(8,177)
Accounting for formation of Quest Cherokee	(15,102)	(15,102)	(15,102)
Capitalization of costs in full cost pool	(24,007)	(12,671)	(5,388)
Recognition of costs in proper periods	(1,540)	(233)	(272)
Depreciation, depletion and amortization	11,920	8,249	4,054
Impairment of oil and gas properties	30,719	30,719	—
Other errors	(2,744)	(4,910)	(3,920)

Partners’ equity as restated	$219,730	$46,754	$38,742

	Successor	Predecessor
	November 15, 2007	January 1, 2007
	to	to
	December 31,	November 14,	Year Ended December 31
	2007	2007	2006	2005

Net loss as previously reported	$(18,511)	$(19,191)	$(47,549)	$(25,192)
Effect of the Transfers	—	(1,500)	(6,000)	(2,000)
Reversal of hedge accounting	1,627	73	53,387	(42,854)
Accounting for formation of Quest Cherokee	—	—	—	(10,319)
Capitalization of costs in full cost pool	(1,839)	(9,497)	(7,283)	(5,388)
Recognition of costs in proper periods	—	(1,307)	39	(80)
Depreciation, depletion and amortization	335	3,336	4,195	1,448
Impairment of oil and gas properties	—	—	30,719	—
Other errors	(818)	(1,088)	1,625	(922)

Net income (loss) as restated	$(19,206)	$(29,174)	$29,133	$(85,307)

Reconciliations from amounts previously included in our consolidated financial statements to restated amounts on a financial statement line item basis are presented in Note 16 — Restatement in the notes to the accompanying consolidated financial statements.

Other Matters — In addition to the items for which we have restated our consolidated financial statements, the Oklahoma Department of Securities has filed a lawsuit alleging:

•	The theft of approximately $1.0 million by David E. Grose, the former chief financial officer, and Brent Mueller, the former purchasing manager. The evidence indicates that this theft occurred in the third quarter of 2008 and was uncovered prior to the preparation of the financial statements for such period, and therefore did not result in a restatement.

•	A kickback scheme involving David E. Grose and Brent Mueller, in which each received kickbacks totaling approximately $0.9 million from several related suppliers beginning in 2005.

We experienced significant increased costs in the second half of 2008 and continue to experience such increased costs in the first half of 2009 due to, among other things (as more fully described in Items 1 and 2. “Business and Properties — Recent Developments — Internal Investigation; Restatements and Reaudits”):

•	the necessary retention of numerous professionals, including consultants to perform the accounting and finance functions following the termination of the chief financial officer, independent legal counsel to conduct the internal investigation, investment bankers and financial advisors, and law firms to respond to the class action and derivative suits that have been filed against us and our affiliates and to pursue the claims against the former employees;

•	costs associated with amending our credit agreements;

•	preparing the restated consolidated financial statements; and

•	conducting the reaudits of the restated consolidated financial statements.

All dollar amounts and other data presented in our previously filed Annual Report on Form 10-K for the year ended December 31, 2007 have been revised to reflect the restated amounts throughout this Form 10-K, even where such amounts are not labeled as restated.

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

Overview

We are a publicly traded master limited partnership formed in 2007 by QRCP to acquire, exploit and develop oil and natural gas properties. In November 2007, we consummated the initial public offering of our common units and acquired the oil and gas properties contributed to us by QRCP in connection with that offering. In July 2008, we acquired from QRCP the interest in wellbores and related assets associated with the proved developed producing and proved developed non-producing reserves of PetroEdge Resources (WV) LLC (“PetroEdge”) located in the Appalachian Basin. See “— Oil and Gas Production — Appalachian Basin” and “— Recent Developments — PetroEdge Acquisition” for further information regarding this acquisition.

Our primary business objective for 2009 has been adjusted in response to the recent turmoil in the financial markets and the economy in general, including the reduction in commodity prices which was then exacerbated by the significantly increased general and administrative costs we have incurred as a result of the investigation and the reaudits and restatements of our consolidated financial statements. In 2009, our primary focus is to maintain our assets while working towards the completion of a recombination of us, QRCP and Quest Midstream into a newly formed holding company structure (the “Recombination”) in order to simplify our organizational structure. On April 28, 2009, we entered into a non-binding letter of intent with respect to the Recombination. We are also working with our lenders to restructure our debt. We are no longer focused on traditional master limited partnership goals and objectives like the payment of cash distributions and we do not expect to pay distributions in 2009 and we are unable to estimate at this time when distributions may be resumed. The completion of the Recombination will be subject to a number of conditions and uncertainties. For more information, please read “— Recent Developments — Outlook for 2009; Recombination” and Item 1A. “Risk Factors — The definitive agreement for Recombination, if entered into, is expected to be subject to closing conditions that could result in the completion of the Recombination being delayed or not consummated, which could lead to liquidation or bankruptcy” and “— Failure to complete the proposed Recombination could negatively impact the market price of our common units and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Recombination.”

After taking into effect the acquisition of the PetroEdge assets that we acquired from QRCP and the acquisition of oil producing assets in Seminole County, Oklahoma, based on the most recently available reserve reports listed below, as of December 31, 2008, we had a total of approximately 167.1 Bcfe of net proved reserves with estimated future net cash flows discounted at 10%, which we refer to as the “standardized measure,” of $156.1 million. As of such date, approximately 83.2% of the net proved reserves were proved developed and 97.6% were gas.

We operate in one reportable segment engaged in the exploration, development and production of oil and gas properties. Our properties can be summarized as follows:

•	Cherokee Basin. 152.7 Bcfe of estimated net proved reserves as of December 31, 2008 and an average net daily production of 57.3 Mmcfe for the year ended December 31, 2008 throughout six counties in southeastern Kansas and northeastern Oklahoma;

•	Appalachian Basin. 10.9 Bcfe of estimated net proved reserves as of December 31, 2008 and an average net daily production of 2.9 Mmcfe for the year ended December 31, 2008 predominantly in the Marcellus Shale and Devonian Sand formations in West Virginia and New York; and

•	Seminole County. 588,800 Bbls of estimated net proved reserves as of December 31, 2008 and an average net daily production of approximately 148 Bbls for the year ended December 31, 2008 of oil producing properties in Seminole County, Oklahoma.

Oil and Gas Production

Cherokee Basin.  Our oil and gas production operations are primarily focused on the development of coal bed methane or CBM in a 15-county region in southeastern Kansas and northeastern Oklahoma known as the Cherokee Basin. As of December 31, 2008, we had 152.7 Bcfe of estimated net proved reserves in the Cherokee Basin, of which approximately 97.7% were CBM and 81.6% were proved developed. We operate approximately 99% of our existing Cherokee Basin wells, with an average net working interest of approximately 99% and an average net revenue interest of approximately 82%. We believe we are the largest producer of natural gas in the Cherokee Basin with an average net daily production of 57.3 Mmcfe for the year ended December 31, 2008. Our estimated net proved reserves in the Cherokee Basin at December 31, 2008 had a standardized measure of $129.8 million. Our Cherokee Basin reserves have an average proved reserve-to-production ratio of 7.3 years (5.0 years for our proved developed properties) as of December 31, 2008. Our typical Cherokee Basin CBM well has a predictable production profile and a standard economic life of approximately 15 years.

As of December 31, 2008, we were operating approximately 2,438 gross gas wells in the Cherokee Basin, of which over 95% were multi-seam wells, and 27 gross oil wells. As of December 31, 2008, we owned the development rights to approximately 557,603 net acres throughout the Cherokee Basin and had only developed approximately 59.6% of our acreage. For 2009, we budgeted approximately $3.8 million to drill seven new gross wells, connect and complete 49 existing gross wells, and connect and complete three existing salt water disposal wells in the Cherokee Basin. All of these new gas wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2008 reserve report. In 2009, we plan to recomplete an estimated 10 gross wells, and we budgeted another $1.9 million for equipment, vehicle replacement, and other capital purchases. Recompletions generally consist of converting wells that were originally completed with single seam completions into multi-seam completions, which allows us to produce additional gas from different depths. In addition, we budgeted $2.4 million related to lease renewals and extensions for acreage that is expiring in 2009. However, we intend to fund these capital expenditures only to the extent that we have available cash from operations after taking into account our debt service obligations. We can give no assurance that any such funds will be available. For 2008, we had total capital expenditures of approximately $79 million, including $47 million to complete 328 gross wells and recomplete or restimulate 70 gross wells, which was within the budgeted amount. As of December 31, 2008, our undeveloped acreage contained approximately 1,893 gross CBM drilling locations, of which approximately 624 were classified as proved undeveloped. Over 97% of the CBM wells that have been drilled on our acreage to date have been successful. Historically, our Cherokee Basin acreage was developed utilizing primarily 160-acre spacing. However, during 2008, we developed some areas on 80-acre spacing. We are currently evaluating the results of this 80-acre spacing program. None of our acreage or producing wells are associated with coal mining operations.

Our acreage position in the Cherokee Basin is served by Bluestem Pipeline, LLC (“Bluestem”), a wholly-owned subsidiary of Quest Midstream. Bluestem owns and operates a natural gas gathering pipeline network of approximately 2,173 miles with a daily throughput capacity of approximately 85 Mmcf/d which is operated at about 90% capacity. We transport 99% of our Cherokee Basin gas production through Bluestem’s gas gathering pipeline network to interstate pipeline delivery points. As of December 31, 2008, we had an inventory of approximately 185 gross drilled CBM wells awaiting connection to Bluestem’s gas gathering pipeline.

Appalachian Basin.  On July 11, 2008, we acquired from QRCP producing properties in the Appalachian Basin that are operated by Quest Eastern Resource LLC (“Quest Eastern”), formerly PetroEdge, now a wholly-owned subsidiary of QRCP. Since the end of 2006, QRCP has actively pursued opportunities in the Marcellus Shale of the Appalachian Basin. At the time of the acquisition, we believed the characteristics of the Appalachian Basin were well suited to our structure as a master limited partnership.

On July 11, 2008, QRCP consummated the acquisition of PetroEdge for approximately $142 million, including transaction costs, after taking into account post-closing adjustments. The assets acquired were approximately 78,000 net acres of oil and natural gas producing properties in the Appalachian Basin with estimated proved reserves of 99.6 Bcfe as of May 1, 2008 and net production of approximately 3.3 Mmcfe/d. Simultaneous with the closing, QRCP sold oil and natural gas producing wells with estimated proved developed reserves of 32.9 Bcfe as of May 1, 2008 and all of the current net production to us for cash consideration of approximately $72 million, subject to post-closing adjustment. As of December 31, 2008, there were approximately 10.9 Bcfe of estimated net proved developed reserves associated with the Appalachian Basin assets sold to us. The remaining assets retained by QRCP had, as of December 31, 2008, an additional 7.7 Bcfe of estimated net proved undeveloped reserves. The 18.6 Bcfe of estimated net proved reserves in the Appalachian Basin, as of December 31, 2008, were approximately 68% proved developed. The decrease in estimated reserves from 99.6 Bcfe to 18.6 Bcfe is due primarily to a decrease in natural gas prices between May 1, 2008, the date of the PetroEdge reserve report, and year-end (35.5 Bcfe) and revisions due to further technical analysis of the reserves (43.2 Bcfe). Upon further technical analysis, our management discovered that the Marcellus zone proved developed non-producing reserves associated with 82 wells, totaling 14.6 Bcfe, were not completed and were not directly offset by productive wells; therefore those reserves were removed from the reserve report as of December 31, 2008. Well performance for certain producing wells was judged not to be meeting expectation and the reserves expected to be recovered from such wells was reduced by 2.6 Bcfe. The proved undeveloped reserves acquired were evaluated by an independent reservoir engineering firm other than Cawley, Gillespie & Associates, Inc. at the time of the PetroEdge acquisition. The evaluation included proved undeveloped locations based upon acre spacing, assuming blanket coverage of the area by productive zones. Securities and Exchange Commission (“SEC”) rules require a proved undeveloped location to be recorded in reserves only if it is directly offset by a productive well. The reserve report prepared at the time of the acquisition included 145 locations, totaling 26.0 Bcfe, that have been removed from the reserve report as of December 31, 2008. The personnel responsible for analyzing and validating the reserve report used for this acquisition are no longer part of our management team.

As of December 31, 2008, we owned approximately 500 gross gas wells in the Appalachian Basin. Quest Eastern operates approximately 99% of these existing wells on our behalf. We have an average net working interest of approximately 93% and an average net revenue interest of approximately 75%. Our average net daily production in the Appalachian Basin was approximately 2.9 Mmcfe for the year ended December 31, 2008. Our estimated net proved reserves in the Appalachian Basin at December 31, 2008 were 10.9 Bcfe and had a standardized measure of $19.6 million. Our reserves in the Appalachian Basin have an average proved reserve-to-production ratio of 17.5 years (10.7 years for our proved developed properties) as of December 31, 2008. Our typical Marcellus Shale well has a predictable production profile and a standard economic life of approximately 50 years.

For 2009, we budgeted $1.4 million for artificial lift equipment, vehicle replacement and purchases and salt water disposal facilities. However, we intend to fund these capital expenditures only to the extent that we have available cash after taking into account our debt service and other obligations. We can give no assurance that any such funds will be available based on current commodity prices and other current conditions.

Quest Eastern owns and operates a gas gathering pipeline network of approximately 183 miles that serves our acreage position in the Appalachian Basin. The pipeline delivers both to intrastate gathering and interstate pipeline delivery points. Presently, this system has a maximum daily throughput of approximately 15.0 Mmcf and is operating at about 20% capacity. All of our Appalachian Basin gas production is transported by Quest Eastern’s gas gathering pipeline network.

Seminole County, Oklahoma.  We own 55 gross productive oil wells and the development rights to approximately 1,481 net acres in Seminole County, Oklahoma. As of December 31, 2008, the oil producing properties had estimated net proved reserves of 588,800 Bbls, all of which are proved developed producing. During 2008, net production for our Seminole County properties was 148 Bbls/d. Our oil production operations in Seminole County are primarily focused on the development of the Hunton Formation. We believe there are approximately 11 horizontal drilling locations for the Hunton Formation on our acreage. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approval, oil prices, costs and drilling results. There were no proved undeveloped reserves given to these locations as of December 31, 2008. All production from Seminole County is transported via trucks.

Recent Developments

PetroEdge Acquisition

As discussed above under “Overview — Oil and Gas Production — Appalachian Basin,” on July 11, 2008, QRCP acquired PetroEdge and simultaneously sold PetroEdge’s oil and natural gas producing wells to us. We funded our purchase of the PetroEdge wellbores with borrowings under our revolving credit facility, which was increased from $160 million to $190 million as part of the acquisition, and the proceeds of a $45 million, six-month term loan under our Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement”) with Royal Bank of Canada (“RBC”), as administrative agent and collateral agent, KeyBank National Association, as syndication agent, Société Générale, as documentation agent, and the lenders party thereto.

The purpose of the PetroEdge acquisition was to expand our operations to another geologic basin with less basis differential, that had significant resource potential. The acquisition closed during the peak month of natural gas pricing in 2008.

Internal Investigation; Restatements and Reaudits

On August 23, 2008, only six weeks after the PetroEdge transaction closed, Jerry D. Cash, the former chief executive officer, resigned following the discovery of the Transfers. The Transfers were brought to the attention of the boards of directors of each of Quest Energy GP, Quest Midstream GP and QRCP as a result of an inquiry and investigation that had been initiated by the Oklahoma Department of Securities. Quest Energy GP’s board of directors, jointly with the boards of directors of Quest Midstream GP and QRCP, formed a joint special committee to investigate the matter and to consider the effect on our consolidated financial statements. The joint special committee retained numerous professionals to assist with the internal investigation and other matters during the period following the discovery of the Transfers. To conduct the internal investigation, independent legal counsel was retained to report to the joint special committee and to interact with various government agencies, including the Oklahoma Department of Securities, the Federal Bureau of Investigation, the Department of Justice, the SEC and the Internal Revenue Service (“IRS”). We also retained a new independent registered public accounting firm to reaudit our consolidated financial statements and the carve out financial statements of our Predecessor.

The investigation is substantially complete. The investigation revealed that the Transfers resulted in a loss of funds totaling approximately $10 million by QRCP. Further, it was determined that David E. Grose directly participated and/or materially aided Jerry D. Cash in connection with the unauthorized Transfers. In addition, the Oklahoma Department of Securities has filed a lawsuit alleging that David E. Grose and Brent Mueller each received kickbacks of approximately $0.9 million from several related suppliers over a two-year period and that during the third quarter of 2008, they also engaged in the direct theft of $1 million for their personal benefit and use. In March 2009, Mr. Mueller pled guilty to one felony count of misprision of justice. Sentencing is pending. We filed lawsuits against all three of these individuals seeking an asset freeze and damages related to the Transfers, kickbacks and thefts and we intend to pursue all remedies available under the law. The lawsuits against Jerry D. Cash were settled on May 19, 2009. See ‘‘— Settlement Agreements” below. There can be no assurance that we will be successful in recovering any additional amounts. Any additional recoveries may consist of assets other than cash and accurately valuing such assets in the current economic climate may be difficult. Any amounts recovered will be recognized by us for financial accounting purposes only in the period in which the recovery occurs. We received all of Mr. Cash’s equity interest in STP Newco, Inc. (“STP”), which owns certain oil producing properties in Oklahoma, as reimbursement for a portion of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by us. We are in the process of establishing the value of the interest in STP.

We, our general partner, QRCP and certain of the officers and directors of our general partner have been named as defendants in a number of securities class action lawsuits and securityholder derivative lawsuits arising out of or related to the Transfers. See Item 3. “Legal Proceedings.”

We experienced significant increased costs in the second half of 2008 and continue to experience such increased costs in the first half of 2009 due to, among other things:

•	We had costs associated with the internal investigation and our responding to inquiries from the Oklahoma Department of Securities, the Federal Bureau of Investigation, the Department of Justice, the SEC and the IRS.

•	As a result of the resignation of Jerry D. Cash and the termination of David E. Grose, consultants were immediately retained to perform the accounting and finance functions and to assist in the determination of the intercompany debt discussed below under “— Intercompany Accounts.”

•	We retained law firms to respond to the class action and derivative suits that have been filed against us, our general partner and QRCP and to pursue the claims against the former employees.

•	We had costs associated with amending our credit agreements and obtaining the necessary waivers from our lenders thereunder as well as incremental increased interest expense related thereto. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

•	We retained new external auditors, who completed reaudits of our restated consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007, and of the Predecessor’s consolidated financial statements as of and for the years ended December 31, 2005 and 2006 and for the period from January 1, 2007 to November 14, 2007.

•	We retained financial advisors to consider strategic options and retained outside legal counsel or increased the amount of work being performed by our previously engaged outside legal counsel.

We estimate that our share of the increased costs related to the foregoing will be between approximately $3.5 million and $4.0 million.

Global Financial Crisis and Impact on Capital Markets and Commodity Prices

At about the same time as the Transfers were discovered, the global economy experienced a significant downturn. The crisis began over concerns related to the U.S. financial system and quickly grew to impact a wide range of industries. There were two significant ramifications to the exploration and production industry as the economy continued to deteriorate. The first was that capital markets essentially froze. Equity, debt and credit markets shut down. Future growth opportunities have been and are expected to continue to be constrained by the lack of access to liquidity in the financial markets.

The second impact to the industry was that fear of global recession resulted in a significant decline in oil and gas prices. In addition to the decline in oil and gas prices, the differential from NYMEX pricing to our sales point for our Cherokee Basin gas production has widened and is still at unprecedented levels of volatility.

Our operations and financial condition are significantly impacted by these prices. During the year ended December 31, 2008, the NYMEX monthly gas index price (last day) ranged from a high of $13.58 per Mmbtu to a low of $5.29 per Mmbtu. Natural gas prices came under pressure in the second half of the year as a result of lower domestic product demand that was caused by the weakening economy and concerns over excess supply of natural gas. In the Cherokee Basin, where we produce and sell most of our gas, there has been a widening of the historical discount of prices in the area to the NYMEX pricing point at Henry Hub as a result of elevated levels of natural gas drilling activity in the region and a lack of pipeline takeaway capacity. During 2008, this discount (or basis differential) in the Cherokee Basin ranged from $0.67 per Mmbtu to $3.62 per Mmbtu.

The spot price for NYMEX crude oil in 2008 ranged from a high of $145.29 per barrel in early July to a low of $33.87 per barrel in late December. The volatility in oil prices during the year was a result of the worldwide recession, geopolitical activities, worldwide supply disruptions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets as well as domestic concerns about refinery utilization and petroleum product inventories pushing prices up during the first half of the year. Due to our relatively low level of oil production relative to gas and our existing commodity hedge positions, the volatility of oil prices had less of an effect on our operations.

Overall, as a result, our operating profitability was seriously adversely affected during the second half of 2008 and is expected to continue to be impaired during 2009. While our existing commodity hedge position mitigates the impact of commodity price declines, it does not eliminate the potential effects of changing commodity prices. See Item 1A. “Risk Factors — Risks Related to Our Business — The current financial crisis and economic conditions may have a material adverse impact on our business and financial condition that we cannot predict.”

Management Personnel Changes

In connection with the investigation of the Transfers, Jerry D. Cash, the former Chairman of the Board of our general partner and the Chief Executive Officer, resigned on August 23, 2008, and David E. Grose, the former Chief Financial Officer, was placed on administrative leave on August 22, 2008. On August 24, 2008, the Chief Operating Officer, David Lawler, was appointed President, and Jack Collins, Executive Vice President of Investor Relations, was appointed Interim Chief Financial Officer. On September 13, 2008, Mr. Grose was terminated from all positions. After an extensive external search, Eddie LeBlanc became the Chief Financial Officer on January 9, 2009, with Mr. Collins becoming Executive Vice President of Finance/Corporate Development. On May 7, 2009, Mr. Lawler was appointed Chief Executive Officer.

NASDAQ Non-compliance

Our common units are currently listed on the NASDAQ Global Market. On November 19, 2008, we received a letter from the staff of NASDAQ indicating that, because of our failure to timely file our Form 10-Q for the quarter ended September 30, 2008, we no longer complied with the continued listing requirements set forth in NASDAQ Marketplace Rule 4310(c)(14) (now Rule 5250(c)(1)). As permitted by NASDAQ rules, on January 20, 2009, we timely submitted a plan to NASDAQ staff to regain compliance. Following a review of this plan, NASDAQ staff granted us an extension until May 18, 2009 to file our Form 10-Q. We did not file our Form 10-Q for the quarter ended September 30, 2008 on that date. On May 18, 2009, we received a staff determination notice (the “Staff Determination”) from NASDAQ stating that our common units were subject to delisting since we were not in compliance with the filing requirements for continued listing. A hearing to appeal the Staff Determination was held on June 11, 2009 before the NASDAQ Listing Qualifications Hearing Panel (the “Panel”). Delisting of our common units has been stayed pending the Panel’s final determination, which we expect to receive by July 11, 2009. There can be no assurances that the Panel will grant a further extension to allow us additional time to file such reports or that our common units will not be delisted.

Credit Agreement Amendments

In October 2008, we and our operating subsidiary Quest Cherokee entered into amendments to our Second Lien Loan Agreement and our Amended and Restated Credit Agreement (our “First Lien Credit Agreement”), collectively our “credit agreements” that, among other things, amended and/or waived certain of the representations and covenants contained in each credit agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among us, QRCP and Quest Midstream. The amendment to our Second Lien Loan Agreement also extended the maturity date thereof from January 11, 2009 to September 30, 2009 due to our inability to refinance the Second Lien Loan Agreement as a result of a combination of things including the ongoing investigation and the global financial crisis. The amendments also restricted our ability to pay distributions.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreements” for additional information regarding our credit agreements.

Suspension of Distributions

The board of directors of our general partner suspended distributions on our subordinated units for the third quarter of 2008 and on all units starting with the distribution for the fourth quarter of 2008. Factors significantly impacting the determination that there was no available cash for distribution include the following:

•	the decline in our cash flows from operations due to declines in oil and natural gas prices during the last half of 2008,

•	the costs of the investigation and associated remedial actions, including the reaudit and restatement of our financial statements,

•	concerns about a potential borrowing base redetermination in the second quarter of 2009,

•	the need to conserve cash to properly conduct operations and maintain strategic options, and

•	the need to repay or refinance our term loan by September 30, 2009.

We do not expect to have any available cash to pay distributions in 2009 and we are unable to estimate at this time when such distributions may, if ever, be resumed. In October of 2008, our credit agreements were amended. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreements.” The amended terms of our credit agreements restrict our ability to pay distributions, among other things. Even if the restrictions on the payment of distributions under our credit agreements are removed, we may continue to not pay distributions in order to conserve cash for the repayment of indebtedness or other business purposes.

Even if we do not pay distributions, our unitholders may be liable for taxes on their share of our taxable income.

Intercompany Accounts

As part of the investigation, we determined that our former chief financial officer had not been promptly settling intercompany accounts among us, Quest Midstream and QRCP. Intercompany balances as of September 30, 2008 were quantified and have been paid. We paid Quest Midstream $4.0 million, including interest, in February 2009.

Cost-cutting Measures

In addition to the suspension of distributions discussed above, during the third and fourth quarters of 2008, we took significant actions to reduce our costs and retain cash for our anticipated debt service requirements during 2009. Among other things, we significantly reduced our level of maintenance and expansion capital expenditures, our general partner and QRCP each elected Mr. LeBlanc as the new Chief Financial Officer, which allowed the termination of the consultants that had been hired to assist the interim chief financial officer, and QRCP eliminated 56 field level positions and 3 corporate office positions. We continue to evaluate additional options to further reduce our expenditures.

Decrease in Year-End Reserves; Impairment

Due to the low price for natural gas as of December 31, 2008 as described above, revisions resulting from further technical analysis (see Note 19 — Supplemental Information on Oil and Gas Producing Activities (Unaudited) to the accompanying consolidated financial statements) and production during the year, proved reserves decreased 20.8% to 167.1 Bcfe at December 31, 2008 from 211.1 Bcfe at December 31, 2007, and the standardized measure of our proved reserves decreased 51.6% to $156.1 million as of December 31, 2008 from $322.5 million as of December 31, 2007. The December 31, 2008 reserves were calculated using a spot price of $5.71 per Mmbtu (adjusted for basis differential, prices were $5.93 per Mmbtu in the Appalachian Basin and $4.84 per Mmbtu in the Cherokee Basin). As a result of this decrease, we recognized a non-cash impairment of $245.6 million for the year ended December 31, 2008. As a result, the lenders under our revolving credit facility are likely to reduce our borrowing base in the near term. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity in 2009 and Capital Requirements.”

Seminole County Acreage Acquisition

In early February 2008, we purchased certain oil producing properties in Seminole County, Oklahoma from a private company for $9.5 million. In connection with the acquisition, we entered into crude oil swaps for approximately 80% of the estimated production from the property’s proved developed producing reserves at WTI-NYMEX prices per barrel of oil of approximately $96.00 in 2008, $90.00 in 2009, and $87.50 for 2010. The acquisition was financed with borrowings under our First Lien Credit Agreement. As of December 31, 2008, the properties had estimated net proved reserves of 588,800 Bbls, all of which were proved developed producing.

Settlement Agreements

As discussed above, we and QRCP filed lawsuits against Mr. Cash, the entity controlled by Mr. Cash that was used in connection with the Transfers and two former officers, who are the other owners of this controlled-entity, seeking, among other things, to recover the funds that were transferred. On May 19, 2009, we, QRCP and Quest Midstream entered into settlement agreements with Mr. Cash, his controlled-entity and the other owners to settle this litigation. Under the terms of the settlement agreements, QRCP received (1) approximately $2.4 million in cash and (2) 60% of the controlled-entity’s interest in a gas well located in Louisiana and a landfill gas development project located in Texas. While QRCP estimates the value of these assets to be less than the amount of the Transfers and the cost of the internal investigation, they represent the majority of the value of the controlled-entity. QRCP did not take Mr. Cash’s stock in QRCP, which he represented had been pledged to secure personal loans with a principal balance far in excess of the current market value of the stock. We received all of Mr. Cash’s equity interest in STP, which owns certain oil producing properties in Oklahoma, as reimbursement for a portion of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by us. We are in the process of establishing the value of the interest in STP.

2008 Operating Results

Our strategy prior to the events discussed above was to generate stable cash flows allowing us to increase distributable cash flow per unit over time. This strategy was supported by a talented engineering and operating team assembled over the last two years. These teams met or exceeded a number of performance-related goals that were established by management at the beginning of the year. For example, we planned to drill 325 wells in the Cherokee Basin in 2008. We connected 328 wells in eight months, three months ahead of schedule, and delivered the results within our capital budget for the year. We did not drill any wells during the final four months of the year due to limited capital availability and low commodity prices. In addition, we had historically struggled to maintain a low level of wells offline due to well failures. For December 2008, on average less than 2% of our approximately 2,500 Cherokee Basin wells were offline per day. This level of performance was achieved through the implementation of rigorous engineering reviews, statistical failure analysis and the latest de-liquification process control technology. Our net production for 2008 was 21.75 Bcfe, which is a 27.8% increase over our net production in 2007 of 17.02 Bcfe. We have also improved our safety culture by decreasing OSHA recordable incidents by 32% in 2008 as compared to 2007.

Outlook for 2009; Recombination

Given the liquidity challenges we are facing, we have undertaken a strategic review of our assets and are currently evaluating one or more transactions to dispose of assets, liquidate derivative contracts, or enter into new derivative contracts in order to raise additional funds for operations and/or to repay indebtedness. In addition, in the current economic environment we believe the complexity and added overhead costs of QRCP’s corporate structure is negatively affecting our ability to restructure our indebtedness and raise additional equity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” On April 28, 2009, we, Quest Midstream and QRCP entered into a non-binding letter of intent with respect to the Recombination, pursuant to the terms of which all three companies would form a new publicly traded holding company that would wholly-own all three entities. The new company would continue to develop the unconventional resources of the Cherokee and Appalachian Basins with a clear focus on value creation through efficient operations. The closing of the Recombination is subject to the satisfaction of a number of conditions yet to be negotiated among the parties and to be set forth in a definitive merger agreement. There can be no assurance that the definitive documentation will be agreed to or that the Recombination will close.

Our Relationship with QRCP and Quest Midstream

QRCP is an integrated independent energy company engaged in the acquisition, exploration, development, production and transportation of oil and natural gas. QRCP controls us through its ownership of our general partner, which owns a 2% general partner interest in us as well as all of the incentive distribution rights.

Pursuant to a midstream services and gas dedication agreement, all of our natural gas production in the Cherokee Basin is connected into Quest Midstream’s approximately 2,173-mile natural gas gathering pipeline network. Quest Midstream is a privately owned master limited partnership, formed by QRCP to acquire and develop transmission and gathering assets in the midstream oil and natural gas industry. For additional descriptions concerning our relationships with QRCP and our other affiliates, see Item 13. “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.

Organizational Structure

The following chart reflects our complete organizational structure and our relationship with QRCP and Quest Midstream. The chart excludes 15,000 common units issued, or to be issued, to our independent directors.

In connection with our initial public offering in 2007, we entered into the following agreements with QRCP:

Omnibus Agreement.  We, our general partner, and QRCP entered into an Omnibus Agreement, which governs QRCP’s and its affiliates’ relationships with us regarding the following matters:

•	reimbursement of certain insurance, operating and general and administrative expenses incurred on our behalf;

•	indemnification for certain environmental liabilities, tax liabilities, tax defects and other losses in connection with assets;

•	a license for the use of the Quest name and mark; and

•	our right to purchase from QRCP and its affiliates certain assets that they acquire within the Cherokee Basin.

QRCP’s maximum liability for its environmental indemnification obligations will not exceed $5 million, and it will not have any indemnification obligation for environmental claims or title defects until our aggregate losses exceed $500,000.

Management Agreement.  We, our general partner, and Quest Energy Service entered into a Management Services Agreement, under which Quest Energy Service provides acquisition services and general and administrative services, such as SEC reporting and filings, Sarbanes-Oxley compliance, accounting, audit, finance, tax, benefits, compensation and human resources administration, property management, risk management, land, marketing, legal and engineering to us, as directed by our general partner, for which we reimburse Quest Energy Service on a monthly basis for the reasonable costs of the services provided.

Description of Our Properties and Projects

Cherokee Basin

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

The rock containing conventional gas, referred to as “source rock,” is usually different from reservoir rock, which is the rock through which the conventional gas is produced, while in CBM, the coal seam serves as both the source rock and the reservoir rock. The storage mechanism is also different. Gas is stored in the pore or void space of the rock in conventional gas, but in CBM, most, and frequently all, of the gas is stored by adsorption. This adsorption allows large quantities of gas to be stored at relatively low pressures. A unique characteristic of CBM is that the gas flow can be increased by reducing the reservoir pressure. Frequently, the coal bed pore space, which is in the form of cleats or fractures, is filled with water. The reservoir pressure is reduced by pumping out the water, releasing the methane from the molecular structure, which allows the methane to flow through the cleat structure to the well bore. Because of the necessity to remove water and reduce the pressure within the coal seam, CBM, unlike conventional hydrocarbons, often will not show immediately on initial production testing. Coalbed formations typically require extensive dewatering and depressuring before desorption can occur and the methane begins to flow at commercial rates. Our Cherokee Basin CBM properties typically dewater for a period of 12 months before peak production rates are achieved.

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

The content of gas within a coal seam is measured through gas desorption testing. The ability to flow gas and water to the wellbore in a CBM well is determined by the fracture or cleat network in the coal. While, at shallow depths of less than 500 feet, these fractures are sometimes open enough to produce the fluids naturally, at greater depths the networks are progressively squeezed shut, reducing the ability to flow. It is necessary to provide other avenues of flow such as hydraulically fracturing the coal seam. By pumping fluids at high pressure, fractures are opened in the coal and a slurry of fluid and sand is pumped into the fractures so that the fractures remain open after the release of pressure, thereby enhancing the flow of both water and gas to allow the economic production of gas.

Cherokee Basin Projects

Historically, we have developed our CBM reserves in the Cherokee Basin on 160-acre spacing. However, during 2008 we developed some areas on 80-acre spacing. We are currently evaluating the results of this 80-acre spacing program. Our wells generally reach total depth in 1.5 days and our average cost in 2008 to drill and complete a well, excluding the related pipeline infrastructure, was approximately $135,000. We estimate that for 2009, our average cost for drilling and completing a well will be between $113,000 and $125,000 excluding the related pipeline infrastructure. For 2009, in the Cherokee Basin, we have budgeted approximately $3.8 million to drill seven new gross wells, connect and complete 49 existing gross wells, and connect and complete three existing salt water disposal wells. All of these new gas wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2008 reserve report. In 2009, we also plan to recomplete an estimated 10 gross wells, and we budgeted another $1.9 million for equipment, vehicle replacement, and other capital purchases, including the replacement of some of our existing pumps with submersible pumps that we believe provide enhanced removal of water from the wells. In addition, we have budgeted $2.4 million related to lease renewals and extensions for acreage that is expiring in 2009. However, we intend to fund these capital expenditures only to the extent that we have available cash from operations after taking into account our debt service. We can give no assurance that any such funds will be available.

We perforate and frac the multiple coal seams present in each well. Our typical Cherokee Basin multi-seam CBM well has net reserves of 130 Mmcf. Our general production profile for a CBM well averages an initial production rate of 5-10 Mcf/d (net), steadily rising for the first twelve months while water is pumped off and the formation pressure is lowered. A period of relatively flat production of 50-55 Mcf/d (net) follows the initial dewatering period for a period of approximately twelve months. After 24 months, production begins to decline. The standard economic life is approximately 15 years. Our completed wells rely on very basic industry technology.

Our development activities in the Cherokee Basin also include a program to recomplete CBM wells that produce from a single coal seam to wells that produce from multiple coal seams. During the year ended December 31, 2008, we recompleted approximately 10 wellbores in Kansas and an additional four wellbores in Oklahoma. For 2009, we plan to recomplete an estimated 10 gross wells. However, we intend to fund these recompletions only to the extent that we have available cash from operations after taking into account our debt service obligations. We can give no assurance that such funds will be available. We believe we have approximately 200 additional wellbores that are candidates for recompletion to multi-seam producers. The recompletion strategy is to add four to five additional pay zones to each wellbore, in a two-stage process at an average cost of approximately $16,000 per well. Adding new zones to a well has a brief negative effect on production by first taking the well offline to perform the work and then by introducing a second dewatering phase of the newly completed formations. However, in the long term, we believe the impact of the multi-seam recompletions will be positive as a result of an increase in the rate of production and the ultimate recoverable reserves available per well.

Wells are equipped with small pumping units to facilitate the dewatering of the producing coal seams. Generally, upon initial production, a single coal seam will produce 50-60 Bbls of water per day. A multi-seam completion produces about 150 Bbls of water per day. Eventually, water production subsides to 30-50 Bbls per day. Produced water is disposed through injection wells we drill into the underlying Arbuckle formation. One disposal well will generally handle the water produced from 25 CBM wells.

Appalachian Basin

The Appalachian Basin is one of the largest and oldest producing basins within the United States. It is a northeast to southwest trending, elongated basin that deepens with thicker sections to the east. This basin takes in southern New York, Pennsylvania, eastern Ohio, extreme western Maryland, West Virginia, Kentucky, extreme western/northwestern Virginia, and portions of Tennessee. The basin is bounded on the east by a line of metamorphic rocks known as the Blue Ridge province which is thrusted to the west over the basin margin. Most prospective sedimentary rocks containing hydrocarbons are found at depths of approximately 1,000-9,000 feet with shallowest production in areas where oil and gas are seeping from the outcrop. Most productive horizons are found in sedimentary strata of Pennsylvanian, Mississippian, Devonian, Silurian, and Ordovician age. The Appalachian Basin has been an active area for oil and gas exploration, production and marketing since the mid-1800s. Although deeper zones are of interest, the main exploration and development targets are the Mississippian and Devonian sections.

Our main area of interest is within West Virginia, where there are producing formations at depths of 1,500 feet to approximately 8,000 feet. Specifically, our main production targets are the lower Devonian Marcellus Shale, the shallow Mississippian (Big Injun, Maxton, Berea, Pocono, Big Lime), and the Upper Devonian (Riley, Benson, Java, Alexander, Elk, Cashaqua, Middlesex, West River and Genesee, including the Huron Shale members, Rhinestreet Shales). Although deeper targets are of interest (Onondaga and Oriskany), they are of lesser importance.

The Mississippian formations are a conventional petroleum reservoir with the Devonian sections being a non-conventional energy resource.

The method for exploring and drilling these targets is different in several aspects. The Mississippian and Upper Devonian sections are explored through vertical drilling. The lower Marcellus section is explored by both vertical and horizontal drilling. The Mississippian section is identified by distinct sand and limestone zones with conventional porosity and permeability. Depths range from 1,000-2,500 feet deep. The Upper Devonian sands, siltstones, and shales are identified as multiple stacked pay lenses with depths ranging from 2,500-7,000 feet deep. The Marcellus Shale ranges in depth from 5,900 feet in portions of West Virginia to 7,100 feet in other portions of West Virginia. In certain areas of our leasehold, vertical wells are drilled with combination completions in the Mississippian, Upper Devonian, and the Marcellus. Occasionally, vertical wells might only complete a single section of the three prospective pay intervals.

Appalachian Basin Projects

As discussed under “— Recent Developments,” in July 2008, we completed the acquisition of PetroEdge assets, which expanded our position in the Appalachian Basin. At December 31, 2008, our estimated net proved reserves in the Appalachian Basin totaled 10.9 Bcfe and were producing approximately 2.9 Mmcfe/d.

For 2009, we budgeted $1.4 million for artificial lift equipment, vehicle replacement and purchases and salt water disposal facilities. However, we intend to fund these capital expenditures only to the extent that we have available cash after taking into account our debt service and other obligations. We can give no assurance that any such funds will be available based on current commodity prices and other current conditions.

Seminole County, Oklahoma

Our Seminole County, Oklahoma oil producing property is located in south central Oklahoma. This mature oil producing property was originally discovered in 1926 and has undergone several periods of re-development since that time. Two producing horizons include the Hunton Limestone at approximately 4,100 feet and the First Wilcox Sand at approximately 4,300 feet. The Hunton Limestone is the main current producing horizon in the field. Produced water is disposed on-site. Primary oil recovery from the Hunton with vertical wells was limited by discontinuous porosity development in the Hunton reservoir. Early attempts to waterflood this horizon met with poor results. We plan to further develop the Hunton horizon with horizontal drilling.

Oil and Gas Data

Estimated Net Proved Reserves

The following table presents our estimated net proved oil and gas reserves relating to our oil and natural gas properties as of the dates presented based on our reserve reports as of the dates listed below. The data was prepared by the petroleum engineering firm Cawley, Gillespie & Associates, Inc. in Ft. Worth, Texas. We filed estimates of our oil and gas reserves for the calendar years 2008, 2007 and 2006 with the Energy Information Administration of the U.S. Department of Energy on Form EIA-23. The data on Form EIA-23 was presented on a different basis, and included 100% of the oil and gas volumes from our operated properties only, regardless of our net interest. The difference between the oil and gas reserves reported on Form EIA-23 and those reported in this table exceeds 5%. The standardized measure values shown in the table are not intended to represent the current market value of our estimated oil and gas reserves and do not reflect any hedges. Proved reserves at December 31, 2008 were determined using year-end prices of $44.60 per barrel of oil and $5.71 per Mcf of gas, compared to $96.10 per barrel of oil and $6.43 per Mcf of gas at December 31, 2007, and $61.06 per barrel of oil and $6.03 per Mcf of gas at December 31, 2006.

	Successor		Predecessor
	December 31,
	2008	2007	2006

Proved reserves
Gas (Mcf)	162,984,141	210,923,406	198,040,000
Oil (Bbls)	682,031	36,556	32,272
Total (Mcfe)	167,076,327	211,142,742	198,233,632
Proved developed gas reserves (Mcf)	134,837,100	140,966,300	122,390,400
Proved undeveloped gas reserves (Mcf)	28,147,041	69,957,106	75,649,600
Proved developed oil reserves (Bbls)(1)	682,031	36,556	32,272
Proved developed reserves as a percentage of total proved reserves	83.2%	66.9%	61.8%
Standardized measure (in thousands)(2)	$156,057	$322,538	$230,832

(1)	Although we have proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves.

(2)	Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenues. Our standardized measure does not reflect any future income tax expenses, for the successor period, because we are not subject to federal income taxes. Standardized measure does not give effect to commodity derivative transactions. For a description of our derivative transactions, see Note 7 — Financial Instruments and Note 6 — Derivative Financial Instruments, in the notes to the consolidated financial statements of this Form 10-K. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standards Board (“FASB”) pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

The data in the table above represents estimates only. Oil and gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and gas that are ultimately recovered. See Item 1A. “Risk Factors — Risks Related to Our Business — Our estimated proved reserves are based on assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.”

Production Volumes, Sales Prices and Production Costs

The following table sets forth information regarding the oil and natural gas properties owned by us through our subsidiaries. The oil and gas production figures reflect the net production attributable to our revenue interest and are not indicative of the total volumes produced by the wells. All sales data excludes the effects of our derivative financial instruments.

	Successor		Predecessor
		November 15	January 1
	Year Ended	to	to	Year Ended
	December 31,	December 31,	November 14,	December 31,
	2008	2007	2007	2006

Net Production:
Gas (Bcf)	21.33	2.43	14.55	12.30
Oil (Bbls)	69,812	396	6,674	9,808
Gas equivalent (Bcfe)	21.75	2.43	14.59	12.36
Oil and Gas Sales ($ in thousands):
Gas sales	$141,482	$15,314	$89,539	$71,836
Oil sales	6,448	34	398	574

Total oil and gas sales	$147,930	$15,348	$89,937	$72,410
Avg Sales Price:
Gas ($ per Mcf)	$6.63	$6.30	$6.15	$5.84
Oil ($ per Bbl)	$92.36	$85.86	$59.63	$58.52
Gas equivalent ($ per Mcfe)	$6.80	$6.32	$6.16	$5.86
Oil and gas operating expenses ($ per Mcfe):
Lifting	$1.56	$1.73	$1.22	$1.52
Production and property tax	0.45	0.41	0.43	0.49

Net Revenue ($ per Mcfe)	$4.79	$4.18	$4.51	$3.85

Producing Wells and Acreage

The following tables set forth information regarding our ownership of productive wells and total acres as of December 31, 2006, 2007 and 2008. For purposes of the table below, productive wells consist of producing wells and wells capable of production.

	Productive Wells
	Gas(1)		Oil		Total
	Gross	Net	Gross	Net	Gross	Net

Predecessor:
December 31, 2006	1,653	1,635.0	29	28.1	1,682	1,663.1
Successor:
December 31, 2007	2,225	2,218.2	29	28.1	2,254	2,246.3
December 31, 2008(2)	2,873	2,825.0	82	80.2	2,955	2,905.2

(1)	At December 31, 2008, we had approximately 2,346 gross wells in the Cherokee Basin that were producing from multiple seams.

(2)	Includes approximately 500 gross productive Appalachian Basin wells acquired in the PetroEdge acquisition and 55 gross productive oil wells acquired in Seminole County, Oklahoma.

	Leasehold Acreage
	Producing(1)		Nonproducing		Total
	Gross	Net	Gross	Net	Gross	Net

Predecessor:
December 31, 2006(2)	394,795	385,148	132,189	124,774	526,984	509,922
Successor:
December 31, 2007	402,888	393,320	179,524	164,870	582,412	558,190
December 31, 2008	416,200	408,161	160,062	150,923	576,262	559,084

(1)	Includes acreage held by production under the terms of the lease.

(2)	Approximately 45,000 net acres that were included in the 2006 leasehold acreage amounts have expired.

As of December 31, 2008, in the Cherokee Basin, we had 332,401 net developed acres and 225,202 net undeveloped acres. Developed acres are acres spaced or assigned to productive wells/units based upon governmental authority or standard industry practice. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas, regardless of whether such acreage contains proved reserves.

Drilling Activities

The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated. Our drilling, recompletion, abandonment, and acquisition activities for the periods indicated are shown below (this information is inclusive of all basins and areas):

	Successor				Predecessor
			November 15		January 1
	Year Ended		through		through		Year Ended
	December 31,		December 31,		November 14,		December 31,
	2008		2007		2007		2006
	Oil & Gas		Gas(1)		Gas(1)		Gas(1)
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Exploratory wells drilled:
Capable of production	—	—	—	—	—	—	—	—
Dry	—	—	—	—	—	—	—	—
Development wells drilled:
Capable of production	323	323	40	40	532	532	621	621
Dry			—	—	—	—	—	—
Wells plugged and abandoned	17	17	—	—	—	—	—	—
Wells acquired capable of production(2)	549	513	—	—	—	—	—	—

Net increase in capable wells	855	819	40	40	532	532	621	621

Recompletion of old wells:
Capable of production	14	14	3	3	47	46	125	122

(1)	No change to oil wells for the years ended December 31, 2007 and 2006.

(2)	Includes 53.5 net and 55 gross oil wells capable of production acquired in Seminole County, Oklahoma in February 2008. The remainder of the acquired wells were acquired as part of the PetroEdge acquisition.

Operations

General

As the operator of wells in which we have an interest, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Under the management services agreement,

Quest Energy Service manages all of our properties and employs production and reservoir engineers, geologists and other specialists. We employ our Cherokee Basin and Appalachian Basin field personnel through QCOS.

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

In the Cherokee Basin, we provide, on an in-house basis, many of the services required for the completion and maintenance of our CBM wells. Internally sourcing these functions significantly reduces our reliance on third party contractors, which typically provide these services. We are also able to realize significant cost savings because we can reduce delays in executing our plan of development, avoid paying price markups and are able to purchase our own supplies at bulk discounts. We rely on third party contractors to drill our wells. Once a well is drilled, either we or a third party contractor will run the casing. We will perform the cementing, fracturing, stimulation and complete our own well site construction. We have our own fleet of 24 well service units that we use in the process of completing our wells, and to perform remedial field operations required to maintain production from our existing wells. In the Appalachian Basin, we rely on third party contractors for these services.

Oil and Gas Leases

As of December 31, 2008, we had approximately 4,000 leases covering approximately 559,084 net acres. The typical oil and gas lease provides for the payment of royalties to the mineral owner for all oil or gas produced from any well drilled on the lease premises. This amount ranges from 12.5% to 18.75% resulting in an 81.25% to 87.5% net revenue interest to us.

Because the acquisition of oil and gas leases is a very competitive process, and involves certain geological and business risks to identify productive areas, prospective leases are sometimes held by other oil and gas operators. In order to gain the right to drill these leases, we may purchase leases from other oil and gas operators. In some cases, the assignor of such leases will reserve an overriding royalty interest, ranging from 3.125% to 16.5% which further reduces the net revenue interest available to us to between 71.0% and 84.375%.

As of December 31, 2008, approximately 71% of our oil and gas leases were held by production, which means that for as long as our wells continue to produce oil or gas, we will continue to own those respective leases.

Gas Gathering

Midstream Services Agreement

We and Quest Midstream are parties to a midstream services and gas dedication agreement entered into on December 22, 2006, but effective as of December 1, 2006. Pursuant to the midstream services agreement, Quest Midstream gathers and provides certain midstream services, including dehydration, treating and compression, to us for all gas produced from our wells in the Cherokee Basin that are connected to Quest Midstream’s gathering system.

The initial term of the midstream services agreement expires on December 1, 2016, with two additional five-year extension periods that may be exercised by either party upon 180 days’ notice. The fees charged under the midstream services agreement are subject to renegotiation upon the exercise of each five-year extension period.

Under the midstream services agreement, we agreed to pay Quest Midstream an initial fee equal to $0.50 per Mmbtu of gas for gathering, dehydration and treating services and $1.10 per Mmbtu of gas for compression services, subject to an annual adjustment to be determined by multiplying each of the gathering services fee and the compression services fee by the sum of (i) 0.25 times the percentage change in the producer price index for the prior calendar year and (ii) 0.75 times the percentage change in the Southern Star first of month index for the prior calendar year. Such adjustment will be calculated within 60 days after the beginning of each year, but will be retroactive to the beginning of the year. Such fees will never be reduced below the initial rates described above. For

2008, the fees were $0.51 per Mmbtu of gas for gathering, dehydration and treating services and $1.13 per Mmbtu of gas for compression services. For 2009, the fees are $0.596 per Mmbtu of gas for gathering, dehydration and treating services and $1.319 per Mmbtu of gas for compression services. Such fees are subject to renegotiation in connection with each renewal period. In addition, at any time after each five year anniversary of the date of the midstream services agreement, each party will have a one-time option to elect to renegotiate the fees and/or the basis for the annual adjustment to the fees if the party believes there has been a material change to the economic returns or financial condition of either party. If the parties are unable to agree on the changes, if any, to be made to such terms, then the parties will enter into binding arbitration to resolve any dispute with respect to such terms.

In accordance with the midstream services agreement, we bear the cost to remove and dispose of free water from our gas prior to delivery to Quest Midstream and of all fuel requirements necessary to perform the gathering and midstream services, plus any lost and unaccounted for gas.

Quest Midstream has an exclusive option for sixty days to connect to its gathering system each of the gas wells that we develop in the Cherokee Basin. In addition, Quest Midstream will be required to connect to its gathering system, at its expense, any new gas wells that we complete in the Cherokee Basin if Quest Midstream would earn a specified internal rate of return from those wells. This rate of return is subject to renegotiation once after the fifth anniversary of the agreement and once during each renewal period at the election of either party. Quest Midstream also has the sole discretion to cease providing services on all or any part of its gathering system if it determines that continued operation is not economically justified. If Quest Midstream elects to do so, it must provide us with 90 days written notice and will offer us the right to purchase that part of the terminated system. If we do acquire that part of the system and it remains connected to any other portion of Quest Midstream’s gathering system, then we may deliver our gas from the terminated system to Quest Midstream’s system, and a fee for any services provided by Quest Midstream will be negotiated.

In addition, Quest Midstream agreed to install the saltwater disposal lines for our gas wells connected to Quest Midstream’s gathering system for an initial fee of $1.25 per linear foot and connect such lines to our saltwater disposal wells for a fee of $1,000 per well, subject to an annual adjustment based on changes in the Employment Cost Index for Natural Resources, Construction, and Maintenance. For 2008, the fees were $1.29 per linear foot to install saltwater disposal lines and $1,030 per well to connect such lines to our saltwater disposal wells. For 2009, the fees are $1.33 per linear foot to install saltwater disposal lines and $1,061 per well to connect such lines to our saltwater disposal wells.

Appalachian Gathering Agreement

Our subsidiary, Quest Cherokee, and Quest Eastern are parties to a gas transportation agreement effective as of July 1, 2008. Pursuant to the gas transportation agreement, Quest Eastern receives, transports and processes all gas delivered by Quest Cherokee at certain specified receipt points and redelivers to or for the account of Quest Cherokee at the delivery points the thermal equivalent of the gas received from Quest Cherokee.

Pursuant to the gas transportation agreement, Quest Cherokee has agreed to pay Quest Eastern a fee equal to $0.70 per Mmbtu. Should Quest Cherokee fail to timely remit the full amount owed to Quest Eastern when due, unless such failure is caused by Quest Cherokee disputing in good faith the amount owed to Quest Eastern, Quest Cherokee must pay interest on the unpaid and undisputed portion, which will accrue at a rate equal to prime plus 1%.

The gas transportation agreement will continue until terminated upon 90 days written notice by either party. Upon termination of the agreement, Quest Eastern may require Quest Cherokee to resize the compression within Quest Eastern’s infrastructure and facilities to the capacity necessary without Quest Cherokee’s gas as of the date of termination.

In accordance with the gas transportation agreement, Quest Eastern has the right to decrease or halt the receipt of Quest Cherokee’s gas without prior notification if at any time Quest Cherokee’s gas will materially adversely affect the normal operation of Quest Eastern’s facilities due to the failure of gas delivered by Quest Cherokee to meet the quality standards as outlined in the agreement.

Marketing and Major Customers

We market our own natural gas. In the Cherokee Basin for 2008, substantially all of our gas production was sold to ONEOK Energy Marketing and Trading Company (“ONEOK”). More than 71% of our natural gas production was sold to ONEOK and 21% was sold to Tenaska Marketing Ventures in 2007. More than 91% of our natural gas production was sold to ONEOK in 2006.

Our oil in the Cherokee Basin is currently being sold to Coffeyville Refining. Previously, it had been sold to Plains Marketing, L.P.

During the year ended December 31, 2008, we sold 100% of our oil in Seminole County, Oklahoma to Sunoco Partners Marketing & Terminals L.P. under sale and purchase contracts, which have varying terms and cannot be terminated by either party, other than following an event of default.

Approximately 73% of our 2008 Appalachian Basin production was sold to Dominion Field Services under contracts with a mix of fixed price and index based sales in place at the time of the PetroEdge acquisition in July 2008. Reliable Wetzel transported and sold approximately 10% of our 2008 Appalachian Basin production under a market sensitive contract that expires in 2010. Another 8% was sold to Hess Corporation under a mix of fixed price and index based sales. The remainder of the Appalachian production was sold to various purchasers under market sensitive pricing arrangements. None of these remaining sales exceeded 4% of total Appalachian Basin production. Due to the history of problematic Northeastern pipeline constraints, we have secured a firm transportation agreement to ensure uninterrupted deliveries of our natural gas production.

Under various sale and purchase contracts, 100% of our oil produced in the Appalachian Basin was sold to Appalachian Oil Purchasers, a division of Clearfield Energy.

If we were to lose any of these oil or gas purchasers, we believe that we would be able to promptly replace them.

Commodity Derivative Activities

We sell the majority of our gas in the Cherokee Basin based on the Southern Star first of month index, with the remainder sold on the daily price on the Southern Star index. We sell the majority of our gas in the Appalachian Basin based on the Dominion Southpoint index, with the remainder sold on local basis. We sell the majority of our oil production under a contract priced at a fixed discount to NYMEX oil prices. Due to the historical volatility of oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of prices we receive for the sale of our future production. While we believe that the stabilization of prices and production afforded to us by providing a revenue floor for our production is beneficial, this strategy may result in lower revenues than we would have if we were not a party to derivative instruments in times of rising oil or natural gas prices. As a result of rising commodity prices, we may recognize additional charges to future periods. We hold derivative contracts based on Southern Star and NYMEX natural gas and oil prices and we have fixed price sales contracts with certain customers in the Appalachian Basin. These derivative contracts and fixed price contracts mitigate our risk to fluctuating commodity prices but do not eliminate the potential effects of changing commodity prices. Our derivative contracts limit our exposure to basis differential risk as we generally enter into derivative contracts that are based on the same indices on which the underlying sales contracts are based or by entering into basis swaps for the same volume of hedges that settle based on NYMEX prices.

As of December 31, 2008, we held derivative contracts and fixed price sales contracts totaling approximately 39.1 Bcf of natural gas and 66,000 Bbls of oil through 2012. Approximately 14.6 Bcf of our Cherokee Basin natural gas production is hedged utilizing Southern Star contracts at a weighted average price of $7.78/Mmbtu for 2009 and approximately 16.5 Bcf of our Cherokee Basin natural gas production is hedged utilizing Southern Star contracts at a weighted average price of $7.42/Mmbtu for 2010 through 2012. Approximately 0.75 Bcf of our Appalachian Basin natural gas production is hedged utilizing NYMEX contracts at a weighted average price of $11.00/Mmbtu for 2009 and approximately 7.2 Bcf of our Appalachian Basin natural gas is hedged utilizing NYMEX contracts at a weighted average price of $9.77/Mmbtu for 2010 through 2012. Our fixed price sales contracts hedge approximately 0.65 Bcf of our Appalachian Basin natural gas production at a weighted average price of $8.38/Mmbtu in 2009 and 0.1 Bcf of our Appalachian Basin natural gas production at a weighted average price of $8.96/Mmbtu in 2010.

As of December 31, 2008, approximately 36,000 Bbls of our Seminole County crude oil production is hedged utilizing NYMEX contracts at a weighted average price of $90.07/Bbl for 2009 and approximately 30,000 Bbls of our Seminole County crude oil production is hedged utilizing NYMEX contracts for 2010 through 2012 at a weighted average price of $87.50/Bbl. For more information on our derivative contracts, see Note 6 — Derivative Financial Instruments and Note 7 — Financial Instruments, in the notes to the consolidated financial statements in Item 8 of this Form 10-K.

Competition

We operate in a highly competitive environment for acquiring properties, marketing oil and gas and securing trained personnel. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry.

None of QRCP or any of its affiliates is restricted from competing with us outside the Cherokee Basin. QRCP or its affiliates may acquire, invest in or dispose of assets outside the Cherokee Basin in the future without any obligation to offer us the opportunity to purchase or own interests in those assets.

We are also affected by competition for drilling rigs, completion rigs and the availability of related equipment. In the past, the oil and gas industry has experienced shortages of drilling and completion rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant increases in the prices for this equipment and personnel. We are unable to predict when, or if, such shortages may occur or how they would affect our exploration and development program.

Competition is also strong for attractive oil and gas producing properties, undeveloped leases and drilling rights, and we cannot assure you that we will be able to compete satisfactorily when attempting to make further acquisitions.

Title to Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves. Prior to the commencement of development operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence development operations on a property until we have cured any material title defects on such property. Prior to completing an acquisition of producing oil and gas leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, we believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry.

Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. In some cases lands over which leases have been obtained are subject to prior liens which have not been subordinated to the leases. In addition, we believe that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects.

On a small percentage of our acreage (less than 1.0%), the landowner in the past transferred the rights to the coal underlying their land to a third party. With respect to those properties, we have obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands. In Kansas, absent a specific conveyance of the CBM in the deed conveying the coal, the law is clear that the coal owner does not own the CBM. In Oklahoma, the law is unsettled as to whether the owner of the gas rights or the coal rights is entitled to the CBM gas. We are currently involved in litigation with the owner of the coal rights on these lands to determine who has the rights to the CBM gas.

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

In addition, freezing weather, winter storms and flooding in the spring and summer have in the past resulted in a number of our wells being off-line for a short period of time, which adversely affects our production volumes and revenues and increases our lease operating costs due to the time spent by field employees to bring the wells back on-line.

Generally, but not always, the demand for gas decreases during the summer months and increases during the winter months thereby affecting the price we receive for gas. Seasonal anomalies such as mild winters and hot summers sometimes lessen this fluctuation.

Environmental Matters and Regulation

General

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	enjoin some or all of the operations of facilities deemed in non-compliance with permits;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, areas inhabited by endangered or threatened species, and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on our operating costs.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Waste Handling

The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of oil and gas are currently excluded from regulation as hazardous wastes under RCRA. However, these wastes may be regulated by EPA or state agencies as non-hazardous solid wastes. Moreover, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. Also, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, and waste oils, which may be regulated as hazardous wastes.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes joint and several liabilities, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain environmental studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently own, lease or operate numerous properties that have been used for oil and gas exploration and production for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. In fact, there is evidence that petroleum spills or releases have occurred in the past at some of the properties owned or leased by us. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform plugging or pit closure operations to prevent future contamination.

Water Discharges

The Clean Water Act (“CWA”) and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants in waste water and storm water, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The CWA regulates storm water run-off from oil and gas production operations and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of the CWA may require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Our operations also produce wastewaters that are disposed via underground injection wells. These activities are regulated by the Safe Drinking Water Act (“SDWA”) and analogous state and local laws. The underground injection well program under the SDWA classifies produced wastewaters and imposes controls relating to the drilling and operation of the wells as well as the quality of the injected wastewaters. This program is designed to protect drinking water sources and requires a permit from the EPA or the designated state agency. Currently, our operations comply with all applicable requirements and have a sufficient number of operating injection wells. However, a change in the regulations or the inability to obtain new injection well permits in the future may affect our ability to dispose of the produced waters and ultimately affect the results of operations.

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

Air Emissions

The Federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain or strictly comply with air permits containing various emissions and operational limitations or utilize specific emission control technologies to limit emissions. In addition, EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Moreover, depending on the state-specific statutory authority, states may be able to impose air emissions limitations that are more stringent than the federal standards imposed by EPA. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations.

Permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, may require oil and gas exploration and production operations to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies. In addition, some oil and gas facilities may be included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the CAA. Failure to comply with these requirements could subject a regulated entity to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions. Oil and gas exploration and production facilities may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

Legislative and regulatory measures to address concerns that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”), may be contributing to warming of the Earth’s atmosphere are in various phases of discussions or implementation at the international, national, regional, and state levels. The oil and gas industry is a direct source of certain GHG emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. In the United States, federal legislation requiring GHG controls may be enacted by the end of 2009. In addition, the EPA is considering initiating a rulemaking to regulate GHGs as a pollutant under the CAA. Furthermore, the EPA recently issued proposed regulations that would require the economy-wide monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. The rule as proposed does not cover onshore petroleum and natural gas production, but the EPA has asked for comment on whether onshore petroleum and natural gas production should be subject to the rule in the future. Although this proposed rule would not control GHG emission levels from any facilities, if it applied to us, it would still cause us to incur monitoring and reporting costs. The EPA has also recently proposed findings that GHGs in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to GHGs in the atmosphere. These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and ability to obtain air permits for new or modified facilities. Legislation and regulations are also in various stages of discussions or implementation in many of the states in which we operate. Lawsuits have been filed seeking to force the federal government to regulate GHG emissions under the CAA and to require individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects.

Passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict GHG emissions in areas in which we conduct business could adversely affect the demand for oil and gas, and depending on the particular program adopted, could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and/or administer and manage a GHG emissions program. At this time, it is not possible to accurately estimate how laws or regulations addressing GHG emissions would impact our business, but we do not believe that the impact on us will be any more burdensome to us that to any other similarly situated companies.

Hydrogen Sulfide

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

National Environmental Policy Act

Oil and gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. If we were to conduct any exploration and production activities on federal lands in the future, those activities would need to obtain governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and gas projects.

Endangered Species Act

The Endangered Species Act (“ESA”) and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Although we believe that our current operations do not affect endangered or threatened species or their habitats, the existence of endangered or threatened species in areas of future operations and development could cause us to incur additional mitigation costs or become subject to construction or operating restrictions or bans in the affected areas.

OSHA and Other Laws and Regulation

We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The Occupational Safety and Health Administration’s hazard communication standard, EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other comparable laws.

We believe that we are in substantial compliance with all existing environmental and safety laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2008. Additionally, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital expenditures during 2009. However, accidental spills or releases may occur in the course of our operations, and we cannot assure you that we will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, we cannot assure you that the passage of more stringent laws or regulations in the future will not have a negative impact on our business, financial condition, or results of operations.

Other Regulation of the Oil and Gas Industry

The oil and gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

Drilling and Production

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

Some state laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, some state conservation laws establish maximum rates of production from oil and gas wells. These laws generally prohibit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, some states impose a production or severance tax with respect to the production and sale of oil, gas and gas liquids within its jurisdiction.

The Cherokee Basin has been an active oil and gas producing region for a number of years. Many of our properties had abandoned oil and conventional gas wells on them at the time the current lease was entered into with the landowner. A number of these wells remain unplugged or were improperly plugged by a prior landowner or operator. Many of the former operators of these wells have ceased operations and cannot be located or do not have the financial resources to plug these wells. We believe that we are not responsible for plugging an abandoned well on one of our leases, unless we have used, attempted to use or invaded the abandoned well bore in our operations on the land or have otherwise agreed to assume responsibility for plugging the wells. The Kansas Corporation Commission’s current interpretation of Kansas law is consistent with our position.

State Regulation

The various states regulate the drilling for, and the production and sale of, oil and gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Kansas currently imposes a severance tax on the gross value of oil and gas produced from wells having an average daily production during a calendar month with a gross value of more than $87 per day. Kansas also imposes oil and gas conservation assessments per barrel of oil and per 1,000 cubic feet of gas produced. In general, oil and gas leases and oil and gas wells (producing or capable of producing), including all equipment associated with such leases and wells, are subject to an ad valorem property tax.

Oklahoma imposes a monthly gross production tax and excise tax based on the gross value of the oil and gas produced. Oklahoma also imposes an excise tax based on the gross value of oil and gas produced. All property used in the production of oil and gas is exempt from ad valorem taxation if gross production taxes are paid. Lastly, the rate of taxation of locally assessed property varies from county to county and is based on the fair cash value of personal property and the fair cash value of real property.

West Virginia imposes a severance tax equal to five percent of the gross value of oil and gas produced and a similar severance tax on CBM produced. West Virginia also imposes an additional annual privilege tax equal to 4.7 cents per Mcf of natural gas produced. New York imposes an annual oil and gas charge based on the amount of oil or natural gas produced each year.

States may regulate rates of production and may establish maximum daily production allowables from oil and gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may limit the amounts of oil and gas that may be produced from our wells and may limit the number of wells or locations drilled.

Gas Marketing

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

The Energy Policy Act of 2005, or EP Act 2005, gave the FERC increased oversight and penalty authority regarding market manipulation and enforcement. EP Act 2005 amended the Natural Gas Act of 1938, or NGA, to prohibit market manipulation and also amended the Natural Gas Policy Act of 1978, or NGPA, to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of the FERC to up to $1,000,000 per day, per violation. In addition, the FERC issued a final rule effective January 26, 2006 regarding market manipulation, which makes it unlawful for any entity, in connection with the purchase or sale of gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud. This final rule works together with the FERC’s enhanced penalty authority to provide increased oversight of the gas marketplace.

Although gas prices are currently unregulated, FERC promulgated regulations in December 2007 requiring natural gas sellers to submit an annual report, beginning in July 2009, reporting certain information regarding natural gas purchases and sales (e.g., total volumes bought and sold, volumes bought and sold and index prices, etc.). Additionally, Congress historically has been active in the area of gas regulation. We cannot predict whether new legislation to regulate gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties. Sales of condensate and gas liquids are not currently regulated and are made at market prices.

Sales of Natural Gas

The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry, and these initiatives generally reflect more light-handed regulation. We cannot predict the ultimate impact of these regulatory changes to our natural gas marketing operations, and we note that some of FERC’s more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines.

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

Employees

At December 31, 2008, we employed approximately 177 field employees that perform development and maintenance services on our wells in offices located in Kansas, Oklahoma, Pennsylvania, and West Virginia. We entered into a management services agreement with Quest Energy Service pursuant to which it performs general and administrative services for us such as SEC reporting and filings, Sarbanes-Oxley compliance, accounting, audit, finance, tax, land, legal and engineering. We also have access to Quest Energy Service’s personnel and senior management team and access to its operational, commercial, technical, risk management and administrative infrastructure. Quest Energy Service has a staff of approximately 59 executive and administrative personnel. None of these employees are represented by labor unions or covered by any collective bargaining agreement. Quest Energy Service and our general partner believe that relations with these employees are satisfactory.

Administrative Facilities

Our principal executive offices are located at 210 Park Avenue, Suite 2750, Oklahoma City, Oklahoma 73102 which is also where QRCP’s principal executive offices are located. QRCP leases this office space. The office lease is for 10 years expiring August 31, 2017 covering approximately 35,000 square feet with annual rental costs of approximately $631,000. We own three buildings located in Chanute, Kansas that are used for administrative offices, a geological laboratory, an operations terminal and a repair facility. We own an additional building and storage yard in Lenapah, Oklahoma.

Where To Find Additional Information

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

Appalachian Basin.  One of the United States’ oldest oil and natural gas producing regions that extends from Alabama to Maine.

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

Devonian Sands.  Sands generally younger and shallower than the Marcellus Shale that occur in portions of Ohio, New York, Pennsylvania, West Virginia, Kentucky and Tennessee and generally located at depths of less than 5,000 feet.

Dry hole.  A well found to be incapable of producing hydrocarbons in paying quantities.

Exploitation.  A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.

Exploratory well.  A well drilled: a) to find and produce oil or gas in an area previously considered unproductive; b) to find a new reservoir in a known field, i.e., one previously producing oil and gas from another reservoir, or c) to extend the limit of a known oil or gas reservoir.

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

Marcellus Shale.  A black, organic-rich shale formation in the Appalachian Basin that occurs in much of Ohio, West Virginia, Pennsylvania and New York and portions of Maryland, Kentucky, Tennessee and Virginia. The fairway of the Marcellus Shale is generally located at depths between 3,500 and 8,000 feet and ranges in thickness from 50 to 150 feet.

Mcf.  One thousand cubic feet of gas.

Mcf/d.  One Mcf per day.

Mcfe.  One thousand cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

Mmbtu.  One million British thermal units.

Mmcf.  One million cubic feet of gas.

Mmcf/d.  One Mmcf per day.

Mmcfe.  One million cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or gas liquids.

Mmcfe/d.  One million cubic feet equivalent per day.

Net acres or net wells.  The sum of the fractional working interests owned in gross acres or wells, as the case may be.

Net production.  Production that is owned by us less royalties and production due others.

Net revenue interest.  The percentage of revenues due an interest holder in a property, net of royalties or other burdens on the property.

NGLs.  Natural gas liquids being the combination of ethane, propane, butane and natural gasoline that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

NYMEX.  The New York Mercantile Exchange.

Oil.  Crude oil, condensate and NGLs.

Permeability.  The ability, or measurement of a rock’s ability, to transmit fluids, typically measured in darcies or millidarcies.

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

Proved undeveloped reserves.  Proved reserves that are expected to be recovered from new wells drilled to known reservoirs on acreage yet to be drilled for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

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

Shut in.  To close down a well temporarily.

Standardized measure.  The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Our standardized measure does not reflect any future income tax expenses, for the successor period, because we are not subject to federal income taxes. Standardized measure does not give effect to derivative transactions.

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

ITEM 1A.	RISK FACTORS

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. The following risk factors should be carefully considered together with all of the other information included in this report. If any of the following risks and uncertainties described below or elsewhere in this report were actually to occur, our business, financial condition or results of operations could be materially adversely affected. In that case, we may not be able to restart paying distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment.

Risks Related to Our Business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The independent auditor’s report accompanying the audited consolidated financial statements included herein contains a statement expressing substantial doubt as to our ability to continue as a going concern. We and our Predecessor have incurred significant losses from 2004 through 2008, mainly attributable to operations, impairment of oil and gas properties, unrealized gains and losses from derivative financial instruments, legal restructurings, financings, the current legal and operational structure and, to a lesser degree, the cash expenditures resulting from the investigation related to the Transfers. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Unless we are able to reprice our existing derivative contracts or enter into new derivative contracts, restructure our indebtedness, or complete some other strategic transaction including the Recombination, we may be forced to make a bankruptcy filing or take other actions that could have a material adverse effect on our business, the price of our common units and our results of operations. Furthermore, the presence of this concern may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it more challenging for us to raise additional financing or refinance our existing indebtedness.

The board of directors of our general partner suspended quarterly distributions and we are unable to estimate when distributions may be resumed.

Factors significantly impacting the determination that there was no available cash for distribution included the following:

•	the decline in our cash flows from operations due to declines in oil and natural gas prices during the last half of 2008,

•	the costs of the investigation and associated remedial actions, including the reaudit and restatement of our financial statements,

•	concerns about a potential borrowing base redetermination in the second quarter of 2009,

•	the need to conserve cash to properly conduct operations and maintain strategic options, and

•	the need to repay or refinance our term loan by September 30, 2009.

We do not expect to have any available cash to pay distributions in 2009 and we are unable to estimate at this time when such distributions may be resumed.

Further, our credit agreements contain, and future debt agreements may contain, restrictions on our ability to pay distributions.

We have identified significant and pervasive material weaknesses in our internal controls, which have and could continue to affect our ability to ensure timely and reliable financial reports and the ability of our auditors to attest to the effectiveness of our internal controls.

During management’s review of our internal controls as of December 31, 2008, control deficiencies that constituted material weaknesses related to the following items were identified:

•	We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting.

•	We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures.

•	We did not establish and maintain effective controls over certain of our period-end financial close and reporting processes, including the preparation and review of financial statements and schedules and journal entries.

•	We did not establish and maintain effective controls to ensure the correct application of generally accepted accounting principles in the United States of America (“GAAP”) related to derivative instruments.

•	We did not establish and maintain effective controls to ensure completeness and accuracy of depreciation, depletion and amortization expense.

•	We did not establish and maintain effective controls to ensure the accuracy and application of GAAP related to the capitalization of costs related to oil and gas properties and the required evaluation of impairment of such costs.

•	We did not establish and maintain effective controls to adequately segregate the duties over cash management.

These material weaknesses resulted in the misstatement of our audited consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007, and our unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six months ended June 30, 2008 and the Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006 and for the period from January 1, 2007 to November 14, 2007, and the Predecessor’s unaudited consolidated financial statements as of and for the three months ended March 31, 2007 and as of and for the three and six months ended June 30, 2007 and as of and for the three and nine months ended September 30, 2007.

Based on management’s evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our independent registered public accounting firm, UHY LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, and their report appears in this Annual Report on Form 10-K.

Under the management services agreement between us and Quest Energy Service, all of our financial reporting services are provided by Quest Energy Service. The measures taken to address the deficiencies identified, along with other measures we expect to be taken to improve our internal controls over financial reporting, may not be sufficient to address the deficiencies identified or ensure that our internal control over financial reporting is effective. If we are unable to provide reliable and timely financial external reports, our business and prospects could suffer material adverse effects. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

Events of default are anticipated under our credit agreements, which could expose our assets to foreclosure or other collection efforts.

We are required to be in compliance, as of the end of each quarter, with certain financial ratios. We do not expect to be in compliance with our Total Reserve Leverage Ratio as of June 30, 2009 in light of the significantly reduced capital expenditure program and low natural gas prices or in future periods if conditions do not change. In addition, we are required to have Available Liquidity of $14 million and $20 million as of March 31, 2009 and June 30, 2009, respectively. We may not be in compliance with this covenant as of June 30, 2009.

Under the terms of our Second Lien Loan Agreement, we are required to make quarterly payments of $3.8 million. The next payment is due August 15, 2009. The balance remaining after the August 15, 2009 payment is $29.8 million and is due on September 30, 2009. Due to the likely principal payments required to be made on our First Lien Credit Agreement in connection with the borrowing base redetermination, no assurance can be given that we will be able to repay such amount in accordance with the terms of the agreement.

If these defaults occur and we are unable to obtain the necessary waivers from our lenders, our assets will be subject to foreclosure or other collection efforts and we may be forced to sell assets, issue additional equity securities or refinance our credit agreements at unfavorable prices.

Our borrowing base under our First Lien Credit Agreement could be redetermined to an amount that creates a deficiency that we do not have the ability to pay.

Our First Lien Credit Agreement limits the amount we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. Outstanding borrowings in excess of the borrowing base will be required to be repaid (1) in four equal monthly installments following receipt of notice of the new borrowing base or (2) immediately if the borrowing base is reduced in connection with a sale or disposition of certain properties in excess of 5% of the borrowing base. The lead agent for our First Lien Credit Agreement initially proposed that our borrowing base be reduced, as part of the redetermination being made in connection with the delivery of our year-end reserve report to our lenders, by approximately $50 million to $140 million. We have not resolved this anticipated borrowing base deficiency. While we might be able to enter into new derivative contracts and reprice our existing derivative contracts to reduce or eliminate the deficiency, there is no certainty that we will be able to do so. If we cannot find a solution to the borrowing base deficiency, we will be in default under the First Lien Credit Agreement. Such default could lead to foreclosure or other collection efforts.

Our credit agreements contain cross default provisions so a default under either of our credit agreements can cause a default under the other credit agreement, resulting in payment acceleration of both loans.

A default under either of our credit agreements would also cause a default under the other credit agreement, resulting in payment acceleration of both loans, which would lead to foreclosure on our assets, other collection efforts or our bankruptcy.

The definitive agreement for Recombination, if entered into, is expected to be subject to closing conditions that could result in the completion of the Recombination being delayed or not consummated, which could lead to liquidation or bankruptcy.

Completion of the Recombination is subject to the satisfaction of a number of closing conditions yet to be negotiated among the parties and to be set forth in a definitive merger agreement. There can be no assurance that the definitive documentation will be agreed to or that the Recombination will close. Failure to consummate the Recombination could negatively impact our unit price, future business and operations, and financial condition. Any delay in the consummation of the Recombination or any uncertainty about the consummation of the Recombination may lead to liquidation or bankruptcy and may adversely affect our future business, growth, revenue and results of operations.

Failure to complete the proposed Recombination could negatively impact the market price of our common units and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Recombination.

QRCP’s stockholders, our unitholders and Quest Midstream’s unitholders may not approve the matters relating to the Recombination if presented to them. If the definitive agreement for the Recombination is not agreed to or if the Recombination is not completed for any reason, we could be subject to several risks that we would not otherwise face including the following:

•	the diversion of management’s attention directed toward the Recombination and other affirmative and negative covenants in the definitive merger agreement that may restrict our business;

•	the failure to pursue other beneficial opportunities as a result of management’s focus on the Recombination without realizing any of the anticipated benefits of the Recombination;

•	the market price of our common units may decline to the extent that the current market price reflects a market assumption that the Recombination will be completed; and

•	incurring substantial transaction costs related to the Recombination, such as investment banking, legal and accounting fees, printing expenses and other related charges that must be paid even if the Recombination is not completed.

The realization of any of these risks may materially adversely affect our business, financial results, and financial condition.

A default by QRCP under its credit agreement could result in a change of control of our general partner, which would be an event of default under our credit agreements and could adversely affect our operating results.

QRCP has pledged its ownership interest in our general partner to secure its term loan credit agreement. If QRCP were to default under its credit agreement, the lenders under QRCP’s credit agreement could obtain control of our general partner or sell control of our general partner to a third party. In the past, QRCP has not satisfied all of the financial covenants contained in its credit agreements.

A change of control of our general partner would be an event of default under our credit agreements, which could result in a significant portion of our indebtedness becoming immediately due and payable. In addition, our ability to make distributions would be further restricted and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make accelerated repayments of our debt. In addition, our obligations under our credit agreements are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreements, the lenders could seek to foreclose on our assets.

In addition, a new owner of our general partner may replace our existing management with new management that is not familiar with our existing assets and operations, which could adversely affect our results of operations and the amount of cash available for distributions. Furthermore, it is possible that different persons could end up with control of our general partner and the general partner of Quest Midstream. In such an event, the advantages that we have from being under common control with Quest Midstream would be lost, which could adversely affect our results of operations and the amount of cash available for distributions.

The economic terms of the midstream services agreement may become unfavorable to us.

Under the midstream services agreement, we pay Quest Midstream a fee per MMBtu for gathering, dehydration and treating services and a compression fee. These fees are subject to an annual upward adjustment based on increases in the producer price index and the market price for gas for the prior calendar year. If these fees increase at a faster rate than the realized prices that we receive from sale of our gas, our results of operations and our ability to make cash distributions to our unitholders may be adversely affected. Such fees are subject to renegotiation in connection with each of the two five year renewal terms, beginning after the initial term expires on December 1, 2016. In addition, at any time after each five year anniversary of the date of the midstream services agreement, each party will have a one-time option to elect to renegotiate the fees and/or the basis for the annual adjustment to the fees if the party believes there has been a material change to the economic returns or financial condition of either party. If the parties are unable to agree on the changes, if any, to be made to such terms, then the parties will enter into binding arbitration to resolve any dispute with respect to such terms. The renegotiated fees may not be as favorable to us as the initial fees. For 2009, the fees are $0.596 per MMBtu of gas for gathering, dehydration and treating services and $1.319 per MMBtu of gas for compression services. For additional information regarding the midstream services agreement, please read “Business and Properties — Gas Gathering — Midstream Services Agreement” under Items 1 and 2 of this Form 10-K.

The gathering fees payable to Quest Midstream under the midstream services agreement in some cases could exceed the amount we are able to charge to royalty owners under our gas leases for gathering and compression.

Under the midstream services agreement we are required to pay fees for gathering, dehydration and treating services and fees for compression services to Quest Midstream for each MMBtu of gas produced from our wells in the Cherokee Basin. The terms of some of our existing gas leases may not, and the terms of some of the gas leases that we may acquire in the future may not, allow us to charge the full amount of these fees to the royalty owners under the leases. We currently have leases covering approximately 97,000 net acres that generally permit only deductions for compression expenses, subject to certain exceptions. With respect to our remaining leases, we believe that we have the right to charge our royalty owners their proportionate share of the full amount of the fees due under the midstream services agreement. However, on August 3, 2007, certain mineral interest owners filed a putative class action lawsuit against Quest Cherokee that, among other things, alleges Quest Cherokee improperly charged certain expenses to the mineral and/or overriding royalty interest owners under leases covering the acres leased by Quest Cherokee in Kansas. We will be responsible for any judgments or settlements with respect to this litigation. To the extent that we are unable to charge the full amount of these fees to our royalty owners, it will reduce our net income and the cash available for distribution to our unitholders.

The current financial crisis and economic conditions may have a material adverse impact on our business and financial condition that we cannot predict.

The economic conditions in the United States and throughout the world have deteriorated. Since the second half of 2008, global financial markets have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the U.S. federal government and other governments. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide any new funding.

A continuation of the economic crisis could result in further reduced demand for oil and natural gas and keep downward pressure on the prices for oil and natural gas, which have fallen dramatically since reaching historic highs in July 2008. These price declines have negatively impacted our revenues and cash flows. Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition. For example:

•	our ability to obtain credit and access the capital markets has been and may continue to be restricted at a time when we would need to raise capital for our business, including for exploration or development of our reserves;

•	our hedging arrangements could become ineffective if our counterparties are unable to perform their obligations or seek bankruptcy;

•	the values we are able to realize in asset sales or other transactions we engage in to raise capital may be reduced, thus making these transactions more difficult to consummate and less economic; and

•	the demand for oil and natural gas may decline due to deteriorating economic conditions, which could adversely affect our business, financial condition or results of operations.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or if funding is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues, results of operations, or financial condition.

Energy prices are very volatile, and if commodity prices remain low or continue to decline for a temporary or prolonged period, our revenues, profitability and cash flows will decline. A sustained or further decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations.

The current global credit and economic environment has resulted in significantly lower oil and natural gas prices. The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities, and therefore their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil and natural gas;

•	the price and level of foreign imports of oil and natural gas;

•	the level of consumer product demand;

•	weather conditions;

•	overall domestic and global economic conditions;

•	political and economic conditions in oil and gas producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, acts of terrorism or sabotage;

•	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;

•	the impact of the U.S. dollar exchange rates on oil and gas prices;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the costs, proximity and capacity of gas pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

In the past, the prices of gas have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2008, the near month NYMEX natural gas futures price ranged from a high of $13.58 per Mmbtu to a low of $5.29 per Mmbtu.

Our revenue, profitability and cash flow depend upon the prices and demand for oil and gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices will:

•	negatively impact the value of our reserves because declines in oil and natural gas prices would reduce the amount of oil and natural gas we can produce economically;

•	reduce the amount of cash flow available for capital expenditures; and

•	limit our ability to borrow money or raise additional capital.

Future price declines may result in a write-down of our asset carrying values.

Lower gas prices may not only decrease our revenues, profitability and cash flows, but also reduce the amount of oil and gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. Substantial decreases in oil and gas prices would render a significant number of our planned exploration and development projects uneconomic. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil or gas properties for impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. For example, for the year ended December 31, 2008, we had an impairment charge of $245.6 million. Due to a further decline in natural gas prices between December 31, 2008 and March 31, 2009, we expect to incur an additional impairment charge of approximately $75.0 million to $95.0 million for the quarter ended March 31, 2009. We may incur further impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our credit agreements which in turn may adversely affect our ability to resume and sustain cash distributions.

Unless we replace the reserves that we produce, our existing reserves and production will decline, which would adversely affect our cash from operations and have a material adverse effect on our financial condition and results of operation.

Producing oil and gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. CBM production generally declines at a shallow rate after initial increases in production as a consequence of the dewatering process. Our future oil and gas reserves, production, cash flow and ability to make distributions depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations. Factors that may hinder our ability to acquire additional reserves include competition, access to capital, prevailing gas prices and attractiveness of properties for sale. Because of our financial condition, we will not be able to replace in 2009 the reserves we expect to produce in 2009.

As of December 31, 2008, our proved reserve-to-production ratio was 7.4 years. Because this ratio includes our proved undeveloped reserves, we expect that this ratio will not increase even if those proved undeveloped reserves are developed and the wells produce as expected. The proved reserve-to-production ratio reflected in our reserve report as of December 31, 2008 will change if production from our existing wells declines in a different manner than we have estimated and can change when we drill additional wells, make acquisitions and under other circumstances.

If QRCP fails to present us with, or successfully competes against us for, attractive acquisition opportunities, we may not be able to replace or increase our reserves, which would have a material adverse effect on our financial condition and results of operation.

We rely upon QRCP and its affiliates to identify and evaluate for us prospective oil and natural gas properties for acquisition. QRCP and its affiliates are not obligated to present us with potential acquisitions, and are not restricted from competing with us for potential acquisitions outside the Cherokee Basin. Because QRCP controls our general partner, we will not be able to pursue or consummate any acquisition opportunity unless QRCP causes us to do so. Further, we may be unable to make acquisitions because:

•	QRCP chooses to acquire oil and natural gas properties for itself instead of allowing us to acquire them;

•	the board of directors of our general partner or its conflicts committee is unable to agree with QRCP and its affiliates on a purchase price or on acceptable purchase terms for QRCP’s properties that are attractive to all parties;

•	QRCP is unable or unwilling to identify attractive properties for us or is unable to negotiate acceptable purchase contracts;

•	we are unable to obtain financing for acquisitions on economically acceptable terms; or

•	we are outbid by competitors.

If QRCP and its affiliates fail to present us with, or successfully compete against us for, potential acquisitions, we may not be able to adequately maintain our asset base, which would have a material adverse effect on our financial condition and results of operation.

We face the risks of leverage.

As of December 31, 2008, we had borrowed $230.2 million under our credit agreements. We anticipate that we may in the future incur additional debt for financing our growth. Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets. In fact, during 2008, availability of credit became severely restricted. Under certain circumstances, the use of leverage may provide a higher return to you on your investment, but will also create a greater risk of loss to you than if we did not borrow. The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our revenue. If we do not make our debt service payments when due, we may sustain the loss of our equity investment in any of our assets securing such debt, upon the foreclosure on such debt by a secured lender. The interest payable on our debt varies with the movement of interest rates charged by financial institutions. An increase in our borrowing costs due to a rise in interest rates in the market may reduce the amount of income and cash available for the payment of dividends to the holders of our common units.

Our future level of debt could have important consequences to us, including the following:

•	our ability to obtain additional debt or equity financing, if necessary, for drilling, expansion, working capital and other business needs may be impaired or such financing may not be available on favorable terms;

•	a substantial decrease in our revenues as a result of lower oil and natural gas prices, decreased production or other factors could make it difficult for us to pay our liabilities or remain in compliance with the covenants in our credit agreements. Any failure by us to meet these obligations could result in litigation, non-performance by contract counterparties or bankruptcy;

•	our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.

The credit agreements of our operating subsidiary, Quest Cherokee, (to which we are a guarantor) have substantial restrictions and financial covenants that may restrict our business and financing activities.

Quest Cherokee is party to the First Lien Credit Agreement and a Second Lien Loan Agreement. The operating and financial restrictions and covenants in Quest Cherokee’s credit agreements and any future financing agreements may restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions. The credit agreements and any future financing agreements may restrict our ability to:

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

We also are required to comply with certain financial covenants and ratios. Our credit agreements require us to maintain a leverage ratio (the ratio of our consolidated funded debt to our adjusted consolidated EBITDA, as defined by the credit agreements) of less than 3.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. The credit agreements require us to maintain an interest coverage ratio (the ratio of our adjusted consolidated EBITDA to our consolidated interest charges, as defined in our credit agreements) of not less than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. The credit agreements require us to maintain a current ratio (the ratio of our consolidated current assets plus unused availability under our First Lien Credit Agreement to our consolidated current liabilities excluding non-cash obligations, asset and asset retirement obligations and current maturities of indebtedness) of not less than 1.0 to 1.0. The Second Lien Loan Agreement contains an additional covenant that prohibits us from permitting the total reserve leverage ratio (ratio of total proved reserves to consolidated funded debt) at any fiscal quarter-end (calculated based on the most recently delivered compliance certificate) to be less that 1.5 to 1.0. Our credit agreements generally permit us to pay distributions of available cash so long as we are in compliance with the provisions of the credit agreements. A default under either credit agreement would preclude us from making any distributions during the periods in which such defaults occurred. In addition, the credit agreements restrict the amount of quarterly distributions we may declare and pay to our unitholders to not exceed $0.40 per common unit per quarter as long as the term loan has not been paid in full. Further, after giving effect to each quarterly distribution, we and Quest Cherokee must be in compliance with a financial covenant that prohibits each of us, Quest Cherokee or any of our respective subsidiaries from permitting Available Liquidity (as defined in the credit agreements) to be less than $14 million at March 31, 2009 and to be less than $20 million at June 30, 2009.

Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions do not improve, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in the credit agreements, a significant portion of our indebtedness may become immediately due and payable, our ability to resume or continue distributions will be inhibited and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under the credit agreements are secured by substantially all of our assets, and if we are unable to repay the indebtedness under the credit agreements, the lenders could seek to foreclose on our assets.

Our future debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

We have the ability to incur debt, subject to borrowing base limitations in our First Lien Credit Agreement. Our future indebtedness could have important consequences to us, including:

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

An increase in interest rates will cause our debt service obligations to increase.

Borrowings under our credit agreements bear interest at floating rates. The rates are subject to adjustment based on fluctuations in the London Interbank Offered Rate (“LIBOR”) and RBC’s base rate. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations and cash flow. In addition, an increase in our interest expense could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our customers and by counterparties to our derivative contracts. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers and/or counterparties could adversely affect our results of operations and financial condition.

U.S. government and internal investigations could affect our results of operations.

We are currently involved in government and internal investigations involving various of our operations. As discussed in the Explanatory Note immediately preceding Part I of this Annual Report on Form 10-K, an inquiry and investigation initiated by the Oklahoma Department of Securities revealed questionable Transfers of funds by QRCP’s subsidiaries to an entity controlled by Jerry D. Cash. The Oklahoma Department of Securities has filed lawsuits against Jerry D. Cash, David E. Grose and Brent Mueller, and the Oklahoma Department of Securities, the Federal Bureau of Investigation, the Department of Justice, the SEC, and the IRS are currently conducting investigations related to the Transfers and these individuals.

These investigations are ongoing, and we cannot anticipate the timing, outcome or possible impact of these investigations, financial or otherwise. The governmental agencies involved in these investigations have a broad range of civil and criminal penalties they may seek to impose against business entities and individuals for violations of securities laws, and other federal and state statutes, including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. In recent years, these agencies and authorities have entered into agreements with, and obtained a broad range of penalties against, several public corporations and individuals in similar investigations, under which civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other penalties and sanctions. Any injunctive relief, disgorgement, fines, penalties, sanctions or imposed modifications to business practices resulting from these investigations could adversely affect our results of operations and our ability to continue as a going concern.

There is a significant delay between the time we drill and complete a CBM well and when the well reaches peak production. As a result, there will be a significant lag time between when we expend capital expenditures and when we will begin to recognize significant cash flow from those expenditures.

Our general production profile for a CBM well averages an initial 5-10 Mcf/d (net), steadily rising for the first twelve months while water is pumped off and the formation pressure is lowered until the wells reach peak production (an average of 50-55 Mcf/d (net)). In addition, there could be significant delays between the time a well is drilled and completed and when the well is connected to a gas gathering system. This delay between the time when we expend capital expenditures to drill and complete a well and when we will begin to recognize significant cash flow from those expenditures may adversely affect our cash flow from operations.

Our estimated proved reserves are based on assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

It is not possible to measure underground accumulations of oil and gas in an exact way. Oil and gas reserve engineering requires subjective estimates of underground accumulations of oil and gas and assumptions concerning future oil and gas prices, production levels and operating and development costs. In estimating our level of oil and gas reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:

•	a constant level of future oil and gas prices;

•	geological conditions;

•	production levels;

•	capital expenditures;

•	operating and development costs;

•	the effects of governmental regulations and taxation; and

•	availability of funds.

If these assumptions prove to be incorrect, our estimates of proved reserves, the economically recoverable quantities of oil and gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.

Our standardized measure is calculated using unhedged oil and gas prices and is determined in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual drilling and production.

The present value of future net cash flows from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved reserves. We base the estimated discounted future net cash flows from our estimated proved reserves on prices and costs in effect on the day of estimate. However, actual future net cash flows from our oil and gas properties also will be affected by factors such as:

•	the actual prices we receive for oil and gas;

•	our actual operating costs in producing oil and gas;

•	the amount and timing of actual production;

•	the amount and timing of our capital expenditures;

•	supply of and demand for oil and gas; and

•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with the FASB’s Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

Drilling for and producing oil and gas is a costly and high-risk activity with many uncertainties that could adversely affect our financial condition or results of operations, and as a result.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. The cost of drilling, completing and operating a well is often uncertain, and cost factors, as well as the market price of oil and natural gas, can adversely affect the economics of a well. Furthermore, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of drilling rigs, equipment, labor or other services;

•	adverse weather conditions;

•	difficulty disposing of water produced as part of the coal bed methane production process;

•	equipment failures or accidents;

•	title problems;

•	pipe or cement failures or casing collapses;

•	compliance with environmental and other governmental requirements;

•	environmental hazards, such as gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•	lost or damaged oilfield drilling and service tools;

•	loss of drilling fluid circulation;

•	unexpected operational events and drilling conditions;

•	increased risk of wellbore instability due to horizontal drilling;

•	unusual or unexpected geological formations;

•	natural disasters, such as fires;

•	blowouts, surface craterings and explosions; and

•	uncontrollable flows of oil, gas or well fluids.

A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. We may drill wells that are unproductive or, although productive, do not produce oil or gas in economic quantities. Unsuccessful drilling activities could result in higher costs without any corresponding revenues. Furthermore, a successful completion of a well does not ensure a profitable return on the investment.

Our hedging activities could result in financial losses or reduce our income, which may adversely affect our liquidity, financial condition and borrowing base.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of gas, we currently and may in the future enter into derivative arrangements for a significant portion of our gas production. We have entered into derivative contracts and fixed price sales contracts totaling approximately 39.1 Bcf of natural gas and 66,000 Bbls of oil through 2012. Our derivative instruments are subject to mark-to-market accounting treatment, and the change in fair market value of the instrument is reported in our statement of operations each quarter, which has resulted in and may in the future result in significant net losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our hedging activities. The prices at which we enter into derivative financial instruments covering our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially lower than current oil and gas prices. Accordingly, our commodity price risk management strategy will not protect us from significant and sustained declines in oil and gas prices received for our future production. Conversely, our commodity price risk management strategy may limit our ability to realize cash flow from commodity price increases. Furthermore, we have direct commodity price exposure on the unhedged portion of our production volumes. Please read “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A of this report.

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

Because of our lack of asset and geographic diversification, adverse developments in our operating area would adversely affect our results of operations.

Substantially all of our assets are currently located in the Cherokee Basin and Appalachian Basin. As a result, our business is disproportionately exposed to adverse developments affecting these regions. These potential adverse developments could result from, among other things, changes in governmental regulation, capacity constraints with respect to the pipelines connected to our wells, curtailment of production, natural disasters or adverse weather conditions in or affecting these regions. Due to our lack of diversification in asset type and location, an adverse development in our business or these operating areas would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

We may be unable to compete effectively with larger companies, which may adversely affect our results of operations.

The oil and gas industry is intensely competitive with respect to acquiring prospects and productive properties, marketing oil and gas and securing equipment and trained personnel, and we compete with other companies that have greater resources. Many of our competitors are major and large independent oil and gas companies, and they not only drill for and produce oil and gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Our larger competitors also possess and employ financial, technical and personnel resources substantially greater than ours. These companies may be able to pay more for oil and gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, there is substantial competition for investment capital in the oil and gas industry. These larger companies may have a greater ability to continue drilling activities during periods of low oil and gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material impact on our business activities, results of operations and financial condition.

We may have difficulty managing growth in our business.

Because of the relatively small size of our business, growth in accordance with our long-term business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we increase our activities and the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of required personnel could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

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

There are a variety of risks inherent in our operations that may generate liabilities, including contingent liabilities, and financial losses to us, such as:

•	damage to wells, pipelines, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks of gas or oil spills as a result of the malfunction of equipment or facilities;

•	fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

Any of these or other similar occurrences could result in the disruption of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial revenue losses.

In accordance with typical industry practice, we currently possess property, business interruption and general liability insurance at levels we believe are appropriate; however, insurance against all operational risk is not available to us. We are not fully insured against all risks, including drilling and completion risks that are generally not recoverable from third parties or insurance. Pollution and environmental risks generally are not fully insurable. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets subsequent to the terrorist attacks on September 11, 2001 and the hurricanes in 2005 have made it more difficult for us to obtain certain types of coverage. There can be no assurance that we will be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations, and ability to resume and sustain the payment of cash distributions to our unitholders.

We have recently been named a defendant in a number of securities class action lawsuits and securityholder derivative lawsuits and we are a party to pending litigation arising out of the conduct of our business. These, and potential similar or related litigation, could result in significant expenses, monetary damages, penalties or injunctive relief against us.

As discussed in Items 1 and 2. “Business and Properties — Recent Developments — Internal Investigation; Restatements and Reaudits,” the joint special committee conducted an internal investigation into the Transfers of funds effected by Jerry D. Cash that totaled approximately $10 million. During the course of the investigation, management identified material errors in our and our Predecessor’s previously issued consolidated financial statements and has restated our and our Predecessor’s previously filed consolidated financial statements. The investigation and restatement have exposed us to risks and expenses associated with litigation and government investigations. Certain putative class action lawsuits and securityholder derivative lawsuits have been asserted against us, our general partner, QRCP, and current and former officers and directors. See Item 3. “Legal Proceedings” for a discussion of these lawsuits and other material legal proceedings. No assurance can be given regarding the outcome of such litigation, and additional claims may arise. The investigation and restatement and any settlements, payment of claims and other costs could lead to substantial expenses, may materially affect our cash balance and cash flows from operations and may divert management’s attention from our business. In addition, there are indemnification provisions in our partnership agreement and the operating agreement of our general partner under which we are required to indemnify and advance defense costs to our current and certain of our former directors and officers. Furthermore, considerable legal, accounting and other professional services expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. We could be required to pay damages and might face remedies that could harm our business, financial condition and results of operations. While we maintain directors and officers liability insurance, there can be no assurance that the proceeds of this insurance will be available with respect to all or part of any damages, costs or expenses that we may incur in connection with the class action and derivative securityholder lawsuits.

We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental and operational safety regulations or an accidental release of hazardous substances into the environment.

We may incur significant costs and liabilities as a result of new or existing environmental, health and safety requirements applicable to our oil and gas exploration, development and production activities. These costs and liabilities could arise under a wide range of federal, state and local environmental, health and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (1) the federal CAA and comparable state laws and regulations that impose obligations related to air emissions, (2) federal and state laws and regulations currently under development to address GHG emissions, (3) the federal RCRA and comparable state laws that impose requirements for the handling, storage, treatment or discharge of waste from our facilities, (4) the federal CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal and (5) the federal CWA and analogous state laws and regulations that impose detailed permit requirements and strict controls regarding the discharge of pollutants into waters of the United States and state waters. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental regulations, including CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of oil and natural gas, air emissions related to our operations, and historical industry operations and waste disposal practices. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover these costs from insurance which could adversely affect our ability to resume and continue the payment of distributions.

We may face unanticipated water disposal costs.

We are subject to regulation that restricts our ability to discharge water produced as part of our gas production operations. Productive zones frequently contain water that must be removed in order for the gas to detach and produce, and our ability to remove and dispose of sufficient quantities of water from the various zones will determine whether we can produce gas in commercial quantities. The produced water must be transported from the lease and injected into disposal wells. The availability of disposal wells with sufficient capacity to receive all of the water produced from our wells may affect our ability to produce our wells. Also, the cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability.

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

Shortages of crews could delay our operations, adversely affect our ability to increase our reserves and production.

Higher oil and gas prices generally stimulate increased demand and result in increased wages for crews and personnel in our production operations. These types of shortages or wage increases in the future could increase our costs and/or restrict or delay our ability to drill wells and conduct our operations. Any delay in the drilling of new wells or significant increase in labor costs could adversely affect our ability to increase our reserves and production and reduce our revenue and cash available for distribution. Additionally, higher labor costs could cause certain of our projects to become uneconomic and therefore not be implemented or for existing wells to become shut-in, reducing our production.

We depend on one customer to purchase our natural gas.

During the year ended December 31, 2008, substantially all of our natural gas produced in the Cherokee Basin was sold to ONEOK under a sale and purchase contract, which has an indefinite term but may be terminated by either party on 30 days’ notice, other than with respect to pending transactions, or less following an event of default. If ONEOK was to reduce the volume of gas it purchases under this agreement, our revenue and cash available for distribution will decline to the extent we are not able to find new customers for the natural gas we produce and sell.

The credit and risk profile of QRCP could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.

The credit and business risk profiles of QRCP may be factors considered in our credit evaluations because our general partner controls our business activities, including our cash distribution policy and acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of QRCP including the degree of its financial leverage and any dependence on cash flow from us to service its indebtedness.

In QRCP’s Annual Report on Form 10-K for 2008, its independent registered public accounting firm expressed doubt about its ability to continue as a going concern if it is unable to restructure its debt obligations, issue equity securities and/or sell assets in the next few months. If QRCP is not successful in obtaining sufficient additional funds, there is a significant risk that QRCP will be forced to file for bankruptcy protection.

If we were to seek a credit rating in the future, our credit rating may be adversely affected by the financial condition of QRCP, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service may consider the financial condition and credit profile of QRCP and its affiliates because of their ownership interest in and control of us and the strong operational links between QRCP and us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and resume and continue the payment of distributions to unitholders.

Certain of our undeveloped leasehold acreage is subject to leases that may expire in the near future.

In the Cherokee Basin, as of December 31, 2008, we held oil and gas leases on approximately 557,603 net acres, of which 150,922 net acres are undeveloped and not currently held by production. Unless we establish commercial production on the properties subject to these leases during their term, these leases will expire. Leases covering approximately 29,760 net acres are scheduled to expire before December 31, 2009 and an additional 77,149 net acres are scheduled to expire before December 31, 2010. If our leases expire, we will lose our right to develop the related properties. We typically acquire a three-year primary term when the original lease is acquired, with an option to extend the term for up to three additional years, if the primary three-year term reaches expiration without a well being drilled to establish production for holding the lease.

Our identified drilling location inventories will be developed over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, which could have an adverse effect on our financial condition and results of operation.

Our management has specifically identified drilling locations for our future multi-year drilling activities on our existing acreage. We have identified, as of December 31, 2008, approximately 270 gross proved undeveloped drilling locations and approximately 1,599 additional gross potential drilling locations in the Cherokee Basin. These identified drilling locations represent a significant part of our future long-term development drilling program. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, gas prices, costs and drilling results. In addition, no proved reserves are assigned to any of the approximately 1,599 Cherokee Basin potential drilling locations we have identified and therefore, there may exist greater uncertainty with respect to the likelihood of drilling and completing successful commercial wells at these potential drilling locations. Our final determination of whether to drill any of these drilling locations will be dependent upon the factors described above, our current financial condition, our ability to obtain additional capital as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, it is unlikely that all of the numerous drilling locations we have identified will be drilled within the timeframe specified in the reserve report or will ever be drilled, and we do not know if we will be able to produce gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could have a significant adverse effect on our financial condition and results of operations.

We may incur losses as a result of title deficiencies in the properties in which we invest.

If an examination of the title history of a property reveals that an oil or gas lease has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would be worthless. In such an instance, the amount paid for such oil or gas lease or leases would be lost. It is our practice, in acquiring oil and gas leases, or undivided interests in oil and gas leases, not to incur the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest.

Prior to drilling an oil or gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil or gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. Our failure to obtain these rights may adversely impact its ability in the future to increase production and reserves.

On a small percentage of our acreage (less than 1.0%), the land owner in the past transferred the rights to the coal underlying their land to a third party. With respect to those properties we have obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands. In Kansas, absent a specific conveyance of the CBM in the deed conveying the coal, the law is clear that the coal owner does not own the CBM. In Oklahoma, the law is unsettled as to whether the owner of the gas rights or the coal rights is entitled to the CBM gas. We are currently involved in litigation with the owner of the coal rights on these lands to determine who has the rights to the CBM gas. In the event that the courts were to determine that the owner of the coal rights is entitled to extract the CBM gas, we would lose these leases and the associated wells and reserves. In addition, we may be required to reimburse the owner of the coal rights for some of the gas produced from those wells. For additional information regarding these legal proceedings, please read “Business and Properties — Environmental Matters and Regulation” under Items 1 and 2. of this report and “Legal Proceedings” under Item 3 of this report.

We depend on a limited number of key management personnel, who would be difficult to replace.

Our operations and activities are dependent to a significant extent on the efforts and abilities of management and key employees of QRCP, including David Lawler, President and Chief Executive Officer, Eddie LeBlanc, Chief Financial Officer, Richard Marlin, Executive Vice President — Engineering, David Bolton, Executive Vice President — Land, Thomas A. Lopus, Executive Vice President — Appalachia and Jack Collins, Executive Vice President — Finance/Corporate Development. We maintain no key person insurance for any of our management or key employees. The loss of any member of our management or other key employees could negatively impact our ability to execute our strategy.

We rely on our general partner and Quest Energy Service for our management. If our general partner or Quest Energy Service fails to or inadequately performs, our costs will increase which will reduce our cash from operations and have a material adverse effect on our financial condition and results of operation.

We rely on our general partner and Quest Energy Service for our management. We also expect that our general partner will provide us with assistance in hedging our production and acquisition services in respect of opportunities for us to acquire long-lived, stable and proved oil and gas reserves. QRCP and its affiliates have no obligation to present us with potential acquisitions outside the Cherokee Basin, and, if they fail to do so, we will need to either seek acquisitions on our own or retain a third party to seek acquisitions on our behalf. In the long term, without further acquisitions, we will not be able to replace or grow our reserves, which would reduce our cash from operations and have a material adverse effect on our financial condition and results of operation.

Any acquisitions we complete are subject to substantial risks that could have a material adverse effect on our financial condition and results of operation.

Our ability to grow, increase our profitability and resume the payment of distributions as well as increase distributions over time depends in part on our ability to make acquisitions that result in an increase in our net income. We may be unable to make such acquisitions because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors. If we are unable to acquire properties containing proved reserves, our total level of proved reserves will decline as a result of our production, which will adversely affect our results of operations. Even if we do make acquisitions that we believe will increase our net income and cash flows, these acquisitions may nevertheless result in a decrease in available cash per unit. Any acquisition involves potential risks, including, among other things:

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

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

In addition, we may pursue acquisitions outside the Cherokee and Appalachian Basins. Because we currently operate substantially in the Cherokee and Appalachian Basins, we do not have the same level of experience in other basins. Consequently acquisitions in areas outside the Cherokee and Appalachian Basins may not allow us the same operational efficiencies we benefit from in those basins. In addition, acquisitions outside the Cherokee and Appalachian Basins will expose us to different operational risks due to potential differences, among others, in:

•	geology;

•	well economics;

•	availability of third party services;

•	transportation charges;

•	content, quantity and quality of oil and gas produced;

•	volume of waste water produced;

•	state and local regulations and permit requirements; and

•	production, severance, ad valorem and other taxes.

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

Risks Inherent in an Investment in Our Common Units

We currently are not in compliance with NASDAQ’s continued listing requirements, and if our common units are delisted, it could negatively impact the price of our common units, our ability to access the capital markets and the liquidity of our common units.

On November 19, 2008, we received a letter from the staff of NASDAQ indicating that, because of our failure to timely file our Form 10-Q for the quarter ended September 30, 2008, we no longer complied with the continued listing requirements set forth in NASDAQ Marketplace Rule 4310(c)(14) (now Rule 5250(c)(1)). As permitted by NASDAQ rules, we timely submitted a plan to NASDAQ staff to regain compliance on January 20, 2009. Following a review of this plan, NASDAQ staff granted us an extension until May 18, 2009 to file our Form 10-Q.

We did not file our Form 10-Q for the quarter ended September 30, 2008 on that date and on May 18, 2009, we received a Staff Determination from NASDAQ stating that our common units are subject to delisting since we were not in compliance with the filing requirements for continued listing. We requested and were granted a hearing before the NASDAQ Listing Panel to appeal the Staff Determination. The hearing was held on June 11, 2009. Delisting of our common units has been stayed pending the Panel’s final determination, which we expect to receive by July 11, 2009. There can be no assurances that the Panel will grant a further extension to allow us additional time to file such reports or that our common units will not be delisted.

Any potential delisting of our common units from the NASDAQ Global Market would make it more difficult for our unitholders to sell our units in the public market. Additionally, the delisting of our common units could materially adversely affect our ability to raise capital that may be needed for future operations. Delisting could also have other negative results, including the potential loss of confidence by customers and employees, the loss of institutional investor interest, and fewer business development opportunities and would likely result in decreased liquidity and increased volatility for our common units.

Our unit price may be volatile.

The following factors could affect our unit price:

•	the Recombination and the uncertainty whether it will be successful;

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per unit, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;

•	liquidity and registering our common units for public resale;

•	material weaknesses in the control environment;

•	actual or anticipated variations in our reserve estimates and quarterly operating results;

•	changes in oil and natural gas prices;

•	speculation in the press or investment community;

•	sales of our common units by significant unitholders;

•	short-selling of our common units by investors;

•	pending litigation, including securities class action and derivative lawsuits;

•	issuance of a significant number of units to raise additional capital to fund our operations;

•	increases in our cost of capital;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by our unitholders;

•	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of oil and natural gas; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

Our common units are unsecured equity interests.

Just like any equity interest, our common units will not be secured by any of our assets. Therefore, in the event of our liquidation, the holders of our common units will receive distributions only after all of our secured and unsecured creditors have been paid in full. There can be no assurance that we will have sufficient assets after paying its secured and unsecured creditors to make any distribution to the holders of our common units.

QRCP controls our general partner, which conducts our business and manages our operations. QRCP and its affiliates have conflicts of interest with us and limited fiduciary duties to us, which may permit them to favor their own interests to your detriment.

QRCP owns and controls our general partner. The directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to QRCP. Some of our general partner’s directors and executive officers are directors or officers of QRCP and Quest Midstream. Therefore, conflicts of interest may arise between QRCP and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•	neither our partnership agreement nor any other agreement requires QRCP to pursue a business strategy that favors us. QRCP’s directors and officers have a fiduciary duty to make decisions in the best interests of the owners of QRCP, who include public shareholders. These decisions may be contrary to our interests;

•	our general partner is allowed to take into account the interests of parties other than us, such as QRCP, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	our general partner determines the amount and timing of operating expenditures, asset purchases and sales, capital expenditures, borrowings, repayments of indebtedness, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders and the general partner, including with respect to its incentive distribution rights, and the ability of the subordinated units to convert to common units;

•	our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

•	subject to the limitations in our omnibus agreement, our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our general partner has the ability in certain circumstances to cause us to borrow funds to pay distributions on its subordinated units and incentive distribution rights; and

•	our general partner controls the interpretation and enforcement of obligations owed to us by our general partner and its affiliates, including our omnibus agreement with QRCP, the midstream services agreement between us and Quest Midstream and Quest Midstream’s midstream omnibus agreement with QRCP.

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

We do not have any officers and rely solely on officers of our general partner and employees of QRCP and its affiliates for the management of our business.

None of the officers of our general partner are employees of our general partner. We have entered into a management services agreement with Quest Energy Service pursuant to which Quest Energy Service operates our assets and performs other administrative services for us such as SEC reporting and filings, Sarbanes-Oxley compliance, accounting, audit, finance, tax, benefits, compensation and human resource administration, property management, risk management, land, marketing, legal and engineering. The terms of the management services agreement and our partnership agreement significantly limit our remedies in the event Quest Energy Service fails to perform. Affiliates of QRCP conduct businesses and activities of their own in which we have no economic interest, including businesses and activities relating to QRCP and Quest Midstream. As a result, there could be material competition for the time and effort of the officers and employees who provide services to our general partner, QRCP and its affiliates. As a result of the PetroEdge acquisition, QRCP increased its operations, which could result in increased competition for the time and effort of such officers and employees. If the officers of our general partner and the employees of QRCP and their affiliates do not devote sufficient attention to the management and operation of our business, our financial results may suffer.

Unitholders have limited voting rights and are not entitled to elect our general partner or the directors of our general partner.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will not elect our general partner or our general partner’s board of directors, and will have no right to elect our general partner or our general partner’s board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, will be chosen by QRCP. Since QRCP also holds 57% of our aggregate outstanding common and subordinated units, the public unitholders will not have an ability to influence any operating decisions or to prevent us from entering into any transactions. Furthermore, the goals and objectives of QRCP and our general partner relating to us may not be consistent with those of a majority of the public unitholders.

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

QRCP may engage in competition with us.

QRCP and its affiliates may engage in competition with us outside the Cherokee Basin. Pursuant to the omnibus agreement, QRCP and its subsidiaries agreed to give us a right to purchase any oil or natural gas wells or other oil or natural gas rights and related equipment and facilities that they acquire within the Cherokee Basin, but not including any midstream or downstream assets. QRCP may acquire, develop or dispose of additional oil or gas properties or other assets outside of the Cherokee Basin in the future, without any obligation to offer us the opportunity to acquire any of those assets.

If QRCP does engage in competition with us it could have an adverse impact on our results of operations and ability to make distributions to our unitholders. For a description of the non-competition provisions of the omnibus agreement, please read “Certain Relationships and Related Party Transactions, and Director Independence —

Agreements Governing the Transactions — Omnibus Agreement” and “Certain Relationships and Related Party Transactions, and Director Independence — Agreements Governing the Transactions — Management Services Agreement,” in each case, under Item 13 of this report.

We are restricted from engaging in businesses other than the exploration and development of oil and gas.

We are subject to the Omnibus Agreement dated as of December 22, 2006, but effective as of December 1, 2006, among Quest Midstream, Quest Midstream’s general partner, Quest Midstream’s operating subsidiary and QRCP and will continue to be subject to it so long as we are an affiliate of QRCP and QRCP or any of its affiliates controls Quest Midstream. Except for certain limited exceptions, the Omnibus Agreement restricts us from engaging in the following businesses:

•	the gathering, treating, processing and transporting of gas in North America;

•	the transporting and fractionating of gas liquids in North America;

•	any other midstream activities, including but not limited to crude oil storage, transportation, gathering and terminaling;

•	constructing, buying or selling any assets related to the foregoing businesses; and

•	any line of business other than those described in the preceding bullet points that generates “qualifying income,” within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as amended, other than any business that is primarily engaged in the exploration for and production of oil or gas and the sale and marketing of gas and oil derived from such exploration and production activities.

These provisions will limit our flexibility to diversify into businesses other than the exploration and development of oil and gas, which may limit our ability to enter into different and potentially more profitable lines of business, and thus, adversely affect our ability to resume and continue to make distributions to our unitholders.

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

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, as determined by our general partner. These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. Payments for these services will reduce the amount of cash available for distribution to unitholders. Please read “Certain Relationships and Related Party Transactions, and Director Independence — Agreements Governing the Transactions — Omnibus Agreement” and “Certain Relationships and Related Party Transactions, and Director Independence — Agreements Governing the Transactions — Management Services Agreement,” in each case, under Item 13 of this report.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in Kansas, Oklahoma, West Virginia and New York. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we may do business. Our unitholders could be liable for any and all of our obligations as if they were a general partner if a court or government agency determined that:

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

In addition to federal income taxes, unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, they may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in Kansas, Oklahoma, West Virginia and New York. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is the unitholder’s responsibility to file all United States federal, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in our common units.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Stinson Morrison Hecker LLP has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. As of December 31, 2008, as a result of the Transfers and the restatements of our financial statements, we are involved in litigation outside the ordinary course of our business. We will record a liability related to our legal proceedings and claims when we have determined that it is probable that we will be obligated to pay and the related amount can be reasonably estimated, and we will disclose the related facts in the footnotes to our financial statements, if material. If we determine that an obligation is reasonably possible, we will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. Except for those legal proceedings listed below, we believe there are no pending legal proceedings in which we are currently involved which, if adversely determined, could have a material adverse effect on our financial position, results of operations or cash flow. We are currently a defendant in the following litigation. We intend to defend vigorously against the claims described below. We are unable to predict the outcome of these proceedings or reasonably estimate a range of possible loss that may result. Like other oil and natural gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

Federal Securities Class Actions

Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-936-M U.S., District Court for the Western District of Oklahoma, filed September 5, 2008

James Jents, individually and on behalf of all others similarly situated v. Quest Resource Corporation, Jerry Cash, David E. Grose, and John Garrison, Case No. 08-cv-968-M, U.S. District Court for the Western District of Oklahoma, filed September 12, 2008

J. Braxton Kyzer and Bapui Rao, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation and David E. Grose, Case No. 08-cv-1066-M, U.S. District Court for the Western District of Oklahoma, filed October 6, 2008

Paul Rosen, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-978-M, U.S. District Court for the Western District of Oklahoma, filed September 17, 2008

Four putative class action complaints were filed in the United States District Court for the Western District of Oklahoma against Quest Energy GP et al. The complaints were filed by certain unitholders on behalf of themselves and other unitholders who purchased our common units between November 7, 2007 and August 25, 2008 and by certain stockholders on behalf of themselves and other stockholders who purchased QRCP’s common stock between May 2, 2005 and August 25, 2008. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaints allege that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material facts concerning certain unauthorized transfers of funds from subsidiaries of QRCP to entities controlled by our former chief executive officer, Jerry D. Cash. The complaints also allege that, as a result of these actions, our unit price and the stock price of QRCP was artificially inflated during the class period. On December 29, 2008 the court consolidated these complaints as Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-936-M, in the Western District of Oklahoma. Various individual plaintiffs have filed multiple rounds of motions seeking appointment as lead plaintiff, however the court has not yet ruled on these motions and appointed a lead plaintiff. Once a lead plaintiff is appointed, the lead plaintiff must file a consolidated amended complaint within 60 days after being appointed. No further activity is expected in the purported class action until a lead plaintiff is appointed and an amended consolidated complaint is filed. The Company intends to defend vigorously against plaintiffs’ claims.

Royalty Owner Class Action

Hugo Spieker, et al. v. Quest Cherokee, LLC Case No. 07-1225-MLB in the U.S. District Court, District of Kansas, filed August 6, 2007

Quest Cherokee was named as a defendant in a class action lawsuit filed by several royalty owners in the U.S. District Court for the District of Kansas. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required interest. Quest Cherokee has answered the complaint and denied plaintiffs’ claims. Discovery in that case is ongoing. Quest Cherokee intends to defend vigorously against these claims.

Personal Injury Litigation

Segundo Francisco Trigoso and Dana Jara De Trigoso v. Quest Cherokee Oilfield Service, LLC, CJ-2007-11079, in the District Court of Oklahoma County, State of Oklahoma, filed December 27, 2007

Quest Cherokee Oilfield Service, LLC (“QCOS”) was named in this lawsuit filed by plaintiffs Segundo Francisco Trigoso and Dana Jara De Trigoso. Plaintiffs allege that Segundo Francisco Trigoso was seriously injured while working for QCOS on September 29, 2006 and that the conduct of QCOS was substantially certain to cause injury to Segundo Francisco Trigoso. Plaintiffs seek unspecified damages for physical injuries, emotional injuries, loss of consortium and pain and suffering. Plaintiffs also seek punitive damages. Various motions for summary judgment have been filed and denied by the court. It is expected that the court will set this matter for trial in Fall 2009. QCOS intends to defend vigorously against plaintiffs’ claims.

St. Paul Surplus Lines Insurance Company v. Quest Cherokee Oilfield Service, LLC, et al, CJ-2009-1078, in the District Court of Tulsa County, State of Oklahoma, filed February 11, 2009

QCOS was named as a defendant in this declaratory action. This action arises out of the Trigoso matter discussed above. Plaintiff alleges that no coverage is owed QCOS under the excess insurance policy issued by plaintiff. The contentions of plaintiff primarily rest on their position that the allegations made in Trigoso are intentional in nature and that the excess insurance policy does not cover such claims. QCOS will vigorously defend the declaratory action.

Billy Bob Willis, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-00063, District Court of Nowata County, State of Oklahoma, filed April 28, 2009

Quest Resource Corporation, et al. were named in the above-referenced lawsuit. The lawsuit has not been served. At this time and due to the recent filing of the lawsuit, QRCP is unable to provide further detail.

Berenice Urias v. Quest Cherokee, LLC, et al., CV-2008-238C in the Fifth Judicial District, County of Lea, State of New Mexico (Second Amended Complaint filed September 24, 2008)

Quest Cherokee was named in this wrongful death lawsuit filed by Berenice Urias. Plaintiff is the surviving fiancée of the decedent Montano Moreno. The decedent was killed while working for United Drilling, Inc. United Drilling was transporting a drilling rig between locations when the decedent was electrocuted. All claims against Quest Cherokee have been dismissed with prejudice.

Juana Huerter v. Quest Cherokee Oilfield Services, LLC, et al., Case No. 2008 CV-50, District Court of Neosho County, State of Kansas, filed May 5, 2008

QCOS, et al. were named in this personal injury lawsuit arising out of an automobile collision. Initial written discovery is being conducted. There is no pending trial date. QCOS intends to defend vigorously against this claim.

Bradley Haviland, Jr., v. Quest Cherokee Oilfield Services, LLC, et al., Case No. 2008 CV-78, District Court of Neosho County, State of Kansas, filed July 25, 2008

QCOS, et al. were named in this personal injury lawsuit arising out of an automobile collision. There is no pending trial date. QCOS intends to defend vigorously against this claim.

Litigation Related to Oil and Gas Leases

Quest Cherokee was named as a defendant or counterclaim defendant in several lawsuits in which the plaintiff claims that oil and gas leases owned and operated by Quest Cherokee have either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits are pending in the district courts of Labette, Montgomery, Wilson, and Neosho Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of March 1, 2009, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 4,808 acres. Discovery in those cases is ongoing. Quest Cherokee intends to vigorously defend against those claims. Following is a list of those cases:

Roger Dean Daniels v. Quest Cherokee, LLC, Case No. 06-CV-61, in the District Court of Montgomery County, State of Kansas, filed May 5, 2006

Carol R. Knisely, et al. v. Quest Cherokee, LLC, Case No. 07-CV-58-I, in the District Court of Montgomery County, State of Kansas, filed April 16, 2007

Quest Cherokee, LLC v. David W. Hinkle, et al., Case No. 2006-CV-74, in the District Court of Labette County, State of Kansas, filed September 5, 2006

Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, in the District Court of Wilson County, State of Kansas, filed August 29, 2007

Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, in the District Court of Wilson County, Kansas, filed September 18, 2008

Quest Cherokee has resolved these claims as part of a settlement.

Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, in the District Court of Wilson County, Kansas, filed December 7, 2007, and February 27, 2008

Housel v. Quest Cherokee, LLC, 06-CV-26-I, in the District Court of Montgomery County, State of Kansas, filed March 2, 2006

Quest Cherokee was named as a defendant in a lawsuit filed by Charles Housel and Meredith Housel on March 2, 2006. Plaintiffs allege that the primary term of the lease at issue has expired and that based upon non-production, plaintiffs are entitled to cancellation of said lease. A judgment was entered against Quest Cherokee on May 15, 2006. Quest Cherokee, however, was never properly served with this lawsuit and did not learn of this lawsuit until on or about April 23, 2007. Quest Cherokee filed a Motion to Set Aside Default Judgment and the parties have since agreed to set aside the default judgment that was entered. Quest Cherokee has answered the complaint. On April 1, 2008, Quest Cherokee sought leave from the court to bring a third party claim against Layne Energy Operating, LLC (“Layne”) on the basis that it, among other things, has committed a trespass and has converted the well and gas and/or proceeds at issue. Quest Cherokee was granted leave to file its claim against Layne. Layne has moved to dismiss the Third Party Petition and Quest Cherokee has objected. Quest Cherokee intends to defend vigorously against plaintiffs’ claims and pursue vigorously its claims against Layne.

Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. 04-C-100-PA in the District Court of Labette County, State of Kansas, filed on September 1, 2004

Quest Cherokee and Bluestem were named as defendants in a lawsuit filed by Central Natural Resources, Inc. (“Central Natural Resources”) on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser and has damaged its coal through its drilling and production operations. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the Plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane gas were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. Plaintiff appealed the summary judgment and the Kansas Supreme Court has issued an opinion affirming the District Court’s decision and has remanded the case to the District Court for further proceedings consistent with that decision. Quest Cherokee and Bluestem intend to defend vigorously against these claims.

Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. CJ-06-07 in the District Court of Craig County, State of Oklahoma, filed January 17, 2006

Quest Cherokee was named as a defendant in a lawsuit filed by Central Natural Resources, Inc. on January 17, 2006, in the District Court of Craig County, Oklahoma. Central Natural Resources owns the coal underlying approximately 2,250 acres of land in Craig County, Oklahoma. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands, and has drilled and completed 20 wells that produce coal bed methane gas on those lands. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff seeks to quiet its alleged title to the coal bed methane and an accounting of the revenues from the coal bed methane gas produced by Quest Cherokee. Quest Cherokee contends it has valid leases from the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has answered the petition and discovery has been stayed by agreement of the parties. Quest Cherokee intends to defend vigorously against these claims.

Edward E. Birk, et ux., and Brian L. Birk, et ux., v. Quest Cherokee, LLC, Case No. 09-CV-27, in the District Court of Neosho County, State of Kansas, filed April 23, 2009

Quest Cherokee was named as a defendant in a lawsuit filed by Edward E. Birk, et ux., and Brian L. Birk, et ux., on April 23, 2009. In that case, the plaintiffs claim that they are entitled to an overriding royalty interest (1/16th in some leases, and 1/32nd in some leases) in 14 oil and gas leases owned and operated by Quest Cherokee. Plaintiffs contend that Quest Cherokee has produced oil and/or gas from wells located on or unitized with those leases, and that Quest Cherokee has failed to pay plaintiffs their overriding royalty interest in that production. Quest Cherokee’s answer date is June 15, 2009. We are investigating the factual and legal basis for these claims and intend to defend against them vigorously based upon the results of the investigation.

Robert C. Aker, et al. v. Quest Cherokee, LLC, et al., U.S. District Court for the Western District of Pennsylvania, Case No. 3-09CV101, filed April 16, 2009

Quest Cherokee, et al. were named as defendants in this action where plaintiffs seek a ruling invalidating certain oil and gas leases. Quest Cherokee has not answered and no discovery has taken place. Quest Cherokee is investigating whether it is a proper party to this lawsuit and intends to vigorously defend against this claim.

Other

Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-91, in the District Court of Neosho County, State of Kansas, filed July 19, 2007; and Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-46, in the District Court of Wilson County, State of Kansas, filed September 4, 2007

Quest Cherokee was named as a defendant in two lawsuits filed by Well Refined Drilling Company in the District Court of Neosho County, Kansas (Case No. 2007 CV 91) and in the District Court of Wilson County, Kansas (Case No. 2007 CV 46). In both cases, plaintiff contends that Quest Cherokee owes certain sums for services provided by the plaintiff in connection with drilling wells for Quest Cherokee. Plaintiff has also filed mechanics liens against the oil and gas leases on which those wells are located and also seeks foreclosure of those liens. Quest Cherokee has answered those petitions and has denied plaintiff’s claims. Quest Cherokee has resolved these claims as well as the Neosho Natural matter described below as part of a global settlement.

Neosho Natural, LLC, Jeffrey D. Kephart and Randall L. Cox v. Quest Cherokee, LLC, Case No. 2008-CV-23, in the District Court of Neosho County, State of Kansas, filed March 7, 2008.

Quest Cherokee was named as a defendant in a lawsuit filed in the District Court of Neosho County, Kansas on March 7, 2008 alleging that Quest Cherokee’s taking of a new oil and gas lease with the landowners did not eliminate the overriding royalty interest (“ORRI”) that had been granted to Plaintiffs and, accordingly, seeking declaratory judgment that their ORRI is enforceable as to the subsequent oil and gas lease purchased by QC. Quest denied that the ORRI was enforceable due to a new lease that was granted by the landowners. Quest Cherokee agreed to resolve this matter as part of a global settlement in the Well Refined Drilling Litigation identified above.

Barbara Cox v. Quest Cherokee, LLC, U.S. District Court for the District of New Mexico, Case No. CIV-08-0546, filed April 18, 2008

Quest Cherokee was named in this lawsuit by Barbara Cox. Plaintiff is a landowner in Hobbs, New Mexico and owns the property where the Quest State 9-4 Well was drilled and plugged. Plaintiff alleges that Quest Cherokee violated the New Mexico Surface Owner Protection Act and has committed a trespass and nuisance in the drilling and maintenance of the well. Quest Cherokee denies the allegations of plaintiff. Plaintiff has not articulated any firm damage numbers. Quest Cherokee intends to defend vigorously against plaintiff’s claims.

Larry Reitz, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-00076, District Court of Nowata County, State of Oklahoma, filed May 15, 2009

QRCP, et al. were named in the above-referenced lawsuit. The lawsuit was served on May 22, 2009. Defendants have filed a motion to dismiss certain claims and no discovery has taken place. Plaintiffs allege that defendants have wrongfully deducted costs from the royalties of plaintiffs and have engaged in self-dealing contracts and agreements resulting in a less than market price for production. Plaintiffs seek unspecified actual and punitive damages. Defendants intend to defend vigorously against this claim.

Quest Resource Corporation, et al. v. David E. Grose, et al., Case No. CJ-2009-2078, in the District Court of Oklahoma County, State of Oklahoma, filed March 3, 2009

QRCP, et al. filed this action against defendants alleging that defendants engaged in a fraudulent kick-back scheme. In particular plaintiffs contend that defendants conspired to place orders for pipe at marked up prices and would split the price of the markup. The amount of kick-backs is estimated to be approximately $1,700,000. Further, plaintiffs allege that defendants Grose and Mueller conspired to cause an invoice for $1,000,000 to be paid for pipe that plaintiffs never received and, instead, Grose and Mueller converted the funds. No deadlines have been set by the court and no discovery has taken place. Plaintiffs are currently attempting service of process on defendants. Plaintiffs will pursue their claims against defendants vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common units trade on The NASDAQ Global Market under the symbol “QELP.” The table set forth below presents the range of high and low last reported sales prices of our common units on NASDAQ for each quarter since our initial public offering on November 9, 2007. In addition, distributions declared during each quarter are presented.

	Price Range		Cash Distribution
Fiscal Quarter and Period Ended	High Price	Low Price	per Common Unit

December 31, 2008	$6.84	$1.87	$0
September 30, 2008	$16.97	$6.32	$0.4000
June 30, 2008	$17.04	$14.04	$0.4300
March 31, 2008	$16.15	$13.71	$0.4100
December 31, 2007	$16.50	$14.18	$0.2043	(a)

(a)	On January 21, 2008, the board of directors of our general partner declared a cash distribution for the fourth quarter of 2007. The distribution was based on an initial quarterly distribution of $0.40 per unit, prorated for the period from and including November 15, 2007, the closing date of our initial public offering, through December 31, 2007. The distribution was paid on February 14, 2008 to unitholders of record at the close of business on February 7, 2008.

Record Holders

At the close of business on June 9, 2009, based upon information received from our transfer agent, we had 11 common unitholders of record. This number does not include owners for whom common units may be held in “street” names.

Cash Distributions to Unitholders

In light of the decline in our cash flows from operations due to declines in oil and natural gas prices during the last half of 2008, the costs of the investigation and associated remedial actions, including the reaudit and restatement of our financial statements, and concerns about a potential borrowing base redetermination in the second quarter of 2009 and the need to repay or refinance our term loan by September 30, 2009, the board of directors of our general partner decided to suspend distributions on all units starting with the distribution for the fourth quarter of 2008 in order to conserve cash to properly conduct operations, maintain strategic options and plan for future required principal payments under our debt instruments.

We do not expect to have any available cash to pay distributions in 2009 and we are unable to estimate at this time when such distributions may be resumed, if ever. In October of 2008, our credit agreements were amended. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreements.” The amended terms of our credit agreements restrict our ability to pay distributions, among other things. Even if the restrictions on the payment of distributions under our credit agreements are removed, we may continue to not pay distributions in order to conserve cash for the repayment of indebtedness or other business purposes. Future cash distributions are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. We are currently focusing on negotiating documentation to complete the Recombination and there is no present intent to resume the payment of distributions or to pay any arrearages.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. Our general partner has determined and is expected to continue to conclude for the remainder of 2009, if not longer, that we do not have any available cash. The amount of available cash generally is all cash on hand at the end of the quarter:

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

Our general partner is entitled to 2% of all quarterly distributions that we make prior to our liquidation. The general partner’s 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest. The following discussion assumes our general partner maintains its 2% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 25%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.46 per unit per quarter.

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

In addition to the early conversion of subordinated units described above, all of the subordinated units will convert into an equal number of common units on the first day of any quarter beginning after December 31, 2010 that each of the following tests are met:

•	distributions of available cash from operating surplus on each outstanding common unit, subordinated unit and the 2% general partner interest equaled or exceeded $2.00 (125% of the annualized minimum quarterly distribution) for each of the two consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the adjusted operating surplus generated during each of the two consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of a distribution of $2.00 per common unit (125% of the annualized minimum quarterly distribution) on all of the outstanding common and subordinated units and the 2% general partner interest during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

We will make distributions of available cash from operating surplus for any quarter during the subordination period in the following manner:

•	first, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•	third, 98% to the subordinated unitholders, pro rata, and 2% to the general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages below (which results in our general partner receiving incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below):

		Marginal Percentage
	Total Quarterly	Interest in
	Distributions Target	Distributions
	Amount	Limited Partner	General Partner

Minimum quarterly distribution	$0.40	98%	2%
First target distribution	Up to $0.46 Above $0.46, up to	98%	2%
Second target distribution	$0.50	85%	15%
Thereafter	Above $0.50	75%	25%

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of us and the Predecessor for the periods and as of the dates indicated. The selected financial data as of December 31, 2008, 2007, 2006 and 2005 and for the year ended December 31, 2008, the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007, and the years ended December 31, 2006 and 2005 are derived from our audited consolidated/carve out financial statements. The selected financial data for the seven month transition period ended December 31, 2004 and the fiscal year ended May 31, 2004 are derived from the unaudited management accounts of the Predecessor for such periods, not from the Predecessor’s previously filed audited financial statements. All periods prior to 2008 have been restated from previously filed amounts. See Note 16 — Restatement to the consolidated financial statements for a discussion of the restatements.

	Successor		Predecessor
		November 15,	January 1,			7 Months
	Year Ended	2007 to	2007 to	Year Ended		Ended	Fiscal Year
	December 31,	December 31,	November 14,	December 31,		December 31,	Ended May 31,
	2008	2007	2007	2006	2005	2004	2004
	(Consolidated)	(Restated)	(Restated)	(Restated)	(Restated)	(Unaudited)	(Unaudited)
		(Consolidated)	(Carve out)	(Carve out)	(Carve out)	(Restated)	(Restated)
						(Carve out)	(Carve out)
	($ in thousands, except per unit data)

Statement of Operations Data:
Revenues:
Oil and gas sales	$147,930	$15,348	$89,937	$72,410	$70,628	$28,593	$2,560

Costs and expenses:
Oil and gas production	43,490	3,970	31,436	24,886	19,152	5,571
Transportation expense	35,546	4,342	24,837	17,278	7,038	3,196
General and administrative	13,647	2,872	11,040	7,853	5,353	2,365	370
Depreciation, depletion and amortization	50,988	5,045	29,568	24,760	19,037	6,738	(2,162)
Impairment of oil and gas properties	245,587	—	—	—	—	—	—
Misappropriation of funds	—	—	1,500	6,000	2,000	—	—
Loss on early extinguishment of debt	—	—	—	—	8,255	1,834	—

Total costs and expenses	389,258	16,229	98,381	80,777	60,835	19,704	(1,792)

Operating income (loss)	(241,328)	(881)	(8,444)	(8,367)	9,793	8,889	4,352
Other income (expense):
Gain (loss) from derivative financial instruments	80,707	(4,583)	6,544	52,690	(73,566)	(6,085)	(17,775)
Other income (expense)	301	4	(355)	(90)	399	37	—
Interest expense, net	(13,612)	(13,746)	(26,919)	(15,100)	(21,933)	(9,233)	(332)

Total other income and (expense)	67,396	(18,325)	(20,730)	37,500	(95,100)	(15,281)	(18,107)

Net income (loss)	$(173,932)	$(19,206)	$(29,174)	$29,133	$(85,307)	$(6,392)	$(13,755)

	Successor		Predecessor
		November 15,	January 1,			7 Months
	Year Ended	2007 to	2007 to	Year Ended		Ended	Fiscal Year
	December 31,	December 31,	November 14,	December 31,		December 31,	Ended May 31,
	2008	2007	2007	2006	2005	2004	2004
	(Consolidated)	(Restated)	(Restated)	(Restated)	(Restated)	(Unaudited)	(Unaudited)
		(Consolidated)	(Carve out)	(Carve out)	(Carve out)	(Restated)	(Restated)
						(Carve out)	(Carve out)
	($ in thousands, except per unit data)

General partners’ interest in net (loss)	$(3,479)	$(384)	*	*	*	*	*

Limited partners’ interest in net (loss)	$(170,453)	$(18,822)	*	*	*	*	*

Net income (loss) per limited partner unit:	$(8.05)	$(0.89)	*	*	*	*	*

Weighted average limited partner units:
Common	12,309,432	12,301,521	*	*	*	*	*
Subordinated	8,857,981	8,857,981	*	*	*	*	*
Cash distribution per unit:
Common	$1.44	$—	*	*	*	*	*
Subordinated	$1.04	$—	*	*	*	*	*
General partner	$1.44	$—	*	*	*	*	*
Balance Sheet Data (at end of period):
Total assets	$278,221	$351,577	*	$314,673	$195,618	$177,646	$(191)
Long-term debt, net of current maturities	$189,090	$94,042	*	$225,245	$75,889	$101,616	$—

*	Not applicable

Comparability of information in the above table between periods is affected by (1) changes in the annual average prices for oil and gas, (2) increased production from drilling and development activity, (3) significant acquisitions that were made during the fiscal year ended May 31, 2004, (4) the change in the fiscal year end on December 31, 2004, (5) our initial public offering effective November 15, 2007 and (6) the acquisition of the PetroEdge assets in July 2008. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes, appearing in Items 7 and 8 of this report, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement

As discussed in the Explanatory Note to this Annual Report on Form 10-K and in Note 16 — Restatement to our consolidated financial statements, we are restating our consolidated financial statements included in this Annual Report on Form 10-K as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and for our Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007. We are also restating previously issued Quarterly Financial Data for 2008 and 2007 presented in Note 18 — Supplemental Financial Information — Quarterly Financial Data (Unaudited) to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2008, 2007 and 2006 reflects our restatements and those of our Predecessor.

The following discussion should be read together with the consolidated financial statements and the notes to consolidated financial statements, which are included in Item 8 of this Form 10-K, and the Risk Factors, which are set forth in Item 1A.

Overview

We are a publicly traded master limited partnership formed in 2007 by QRCP to acquire, exploit and develop oil and natural gas properties. In November 2007, we consummated the initial public offering of our common units and acquired the oil and gas properties contributed to us by QRCP in connection with that offering. In July 2008, we acquired from QRCP the interest in wellbores and related assets associated with the proved developed producing and proved developed non-producing reserves of PetroEdge located in the Appalachian Basin.

Our primary business objective for 2009 has been adjusted in response to the recent turmoil in the financial markets and the economy in general, including the reduction in commodity prices which was then exacerbated by the significantly increased general and administrative costs we have incurred as a result of the investigation and the reaudits and restatements of our consolidated financial statements. In 2009, our primary focus is to maintain our assets while working towards the completion of a recombination with QRCP and Quest Midstream into a newly formed holding company structure in order to simplify our organizational structure. On April 28, 2009, we entered into a non-binding letter of intent with respect to the Recombination. We are also working with our lenders to restructure our debt. We are no longer focused on traditional master limited partnership goals and objectives like the payment of cash distributions and we do not expect to pay distributions in 2009 and we are unable to estimate at this time when distributions may be resumed. The completion of the Recombination will be subject to a number of conditions and uncertainties. For more information, please read Items 1 and 2. “Business and Properties — Recent Developments” and Item 1A. “Risk Factors — The definitive agreement for Recombination, if entered into, is expected to be subject to closing conditions that could result in the completion of the Recombination being delayed or not consummated, which could lead to liquidation or bankruptcy” and “— Failure to complete the proposed Recombination could negatively impact the market price of our common units and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Recombination.”

After taking into effect the acquisition of the PetroEdge assets that we acquired from QRCP and the February 2008 acquisition of oil producing assets in Seminole County, Oklahoma, based on the most recently available reserve reports listed below, as of December 31, 2008, we had a total of approximately 167.1 Bcfe of net proved reserves with a standardized measure of $156.1 million. As of such date, approximately 83.2% of the net proved reserves were proved developed and 97.6% were gas.

Our properties can be summarized as follows:

•	Cherokee Basin. 152.7 Bcfe of estimated net proved reserves as of December 31, 2008 and an average net daily production of 57.3 Mmcfe for the year ended December 31, 2008 in the Cherokee Basin;

•	Appalachian Basin. 10.9 Bcfe of estimated net proved reserves as of December 31, 2008 and an average net daily production of 2.9 Mmcfe for the year ended December 31, 2008 predominantly in the Marcellus Shale and Devonian Sand formations in West Virginia and New York; and

•	Seminole County. 588,800 Bbls of estimated net proved reserves as of December 31, 2008 and an average net daily production of approximately 148 Bbls for the year ended December 31, 2008 of oil producing properties in Seminole County, Oklahoma.

Recent Developments

The following is a discussion of some of the more significant events that occurred during 2008 and the first part of 2009. Please read Items 1 and 2. “Business and Properties — Recent Developments” for additional information regarding these and other events that occurred during the year.

PetroEdge Acquisition

On July 11, 2008, QRCP acquired PetroEdge and simultaneously sold PetroEdge’s natural gas producing wells to us. We funded the purchase of the PetroEdge wellbores with borrowings under our First Lien Credit Agreement, which was increased from $160 million to $190 million as part of the acquisition, and the proceeds from the Second

Lien Loan Agreement. The purpose of the PetroEdge acquisition was to expand our operations to another geologic basin with less basins differential, that had significant resource potential. The acquisition closed during the peak month of natural gas pricing in 2008.

Internal Investigation; Restatements and Reaudits

On August 23, 2008, only six weeks after the PetroEdge transaction closed, Jerry D. Cash resigned as the chief executive officer following the discovery of the Transfers. The Transfers were brought to the attention of the boards of directors of each of Quest Energy GP, Quest Midstream GP and QRCP as a result of an inquiry and investigation that had been initiated by the Oklahoma Department of Securities. Quest Energy GP’s board of directors, jointly with the boards of directors of Quest Midstream GP and QRCP, formed a joint special committee to investigate the matter and to consider the effect on our consolidated financial statements. We also retained a new independent registered public accounting firm to reaudit our financial statements.

The investigation revealed that the Transfers resulted in a loss of funds totaling approximately $10 million by QRCP. Further, it was determined that David E. Grose directly participated and/or materially aided Jerry D. Cash in connection with the unauthorized Transfers. In addition, the Oklahoma Department of Securities has filed a lawsuit alleging that David E. Grose and Brent Mueller each received kickbacks of approximately $0.9 million from several related suppliers over a two-year period and that during the third quarter of 2008, they also engaged in the direct theft of $1 million for their personal benefit and use.

We experienced significant increased costs in the second half of 2008 and continue to experience such increased costs in the first half of 2009 due to, among other things:

•	We had costs associated with the internal investigation and our responding to inquiries from the Oklahoma Department of Securities, the Federal Bureau of Investigation, the Department of Justice, the SEC and the IRS.

•	As a result of the resignation of Jerry D. Cash and the termination of David E. Grose, consultants were immediately retained to perform the accounting and finance functions and to assist in the determination of the intercompany debt discussed under Items 1 and 2. “Business and Properties — Recent Developments — Intercompany Accounts.”

•	We retained law firms to respond to the class action and derivative suits that have been filed against us, our general partner and QRCP and to pursue the claims against the former employees.

•	We had costs associated with amending our credit agreements and obtaining the necessary waivers from our lenders thereunder as well as incremental increased interest expense related thereto. See “— Liquidity and Capital Resources.”

•	We retained new external auditors, who completed reaudits of our restated consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and of the Predecessor’s consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007.

•	We retained financial advisors to consider strategic options and retained outside legal counsel or increased the amount of work being performed by our previously engaged outside legal counsel.

We estimate that our share of the increased costs related to the foregoing will be approximately $3.5 million to $4.0 million in total.

Global Financial Crisis and Impact on Capital Markets and Commodity Prices

At about the same time as the Transfers were discovered, the global economy experienced a significant downturn. The crisis began over concerns related to the U.S. financial system and quickly grew to impact a wide range of industries. There were two significant ramifications to the exploration and production industry as the economy continued to deteriorate. The first was that capital markets essentially froze. Equity, debt and credit markets shut down. Future growth opportunities have been and are expected to continue to be constrained by the lack of access to liquidity in the financial markets.

The second impact to the industry was that fear of global recession resulted in a significant decline in oil and gas prices. In addition to the decline in oil and gas prices, the differential from NYMEX pricing to our sales point for our Cherokee Basin gas production has widened and is still at unprecedented levels of volatility.

Our operations and financial condition are significantly impacted by these prices. During the year ended December 31, 2008, the NYMEX monthly gas index price (last day) ranged from a high of $13.58 per Mmbtu to a low of $5.29 per Mmbtu. Natural gas prices came under pressure in the second half of the year as a result of lower domestic product demand that was caused by the weakening economy and concerns over excess supply of natural gas. In the Cherokee Basin, where we produce and sell most of our gas, there has been a widening of the historical discount of prices in the area to the NYMEX pricing point at Henry Hub as a result of elevated levels of natural gas drilling activity in the region and a lack of pipeline takeaway capacity. During 2008, this discount (or basis differential) in the Cherokee Basin ranged from $0.67 per Mmbtu to $3.62 per Mmbtu.

The spot price for NYMEX crude oil in 2008 ranged from a high of $145.29 per barrel in early July to a low of $33.87 per barrel in late December. The volatility in oil prices during the year was a result of the worldwide recession, geopolitical activities, worldwide supply disruptions, actions taken by the Organization of Petroleum Exporting Countries and the value of the U.S. dollar in international currency markets as well as domestic concerns about refinery utilization and petroleum product inventories pushing prices up during the first half of the year. Due to our relatively low level of oil production relative to gas and our existing commodity hedge positions, the volatility of oil prices had less of an effect on our operations.

Overall, as a result, our operating profitability was seriously adversely affected during the second half of 2008 and is expected to continue to be impaired during 2009. While our existing commodity hedge position mitigates the impact of commodity price declines, it does not eliminate the potential effects of changing commodity prices. See Item 1A. “Risk Factors — Risks Related to Our Business — The current financial crisis and economic conditions may have a material adverse impact on our business and financial condition that we cannot predict.”

Credit Agreement Amendments

In October 2008, we and Quest Cherokee entered into amendments to our credit agreements that, among other things, amended and/or waived certain of the representations and covenants contained in each credit agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the questionable Transfers of funds discussed above and (2) not timely settling certain intercompany accounts among us, QRCP and Quest Midstream. The amendment to our Second Lien Loan Agreement also extended the maturity date thereof from January 11, 2009 to September 30, 2009 due to our inability to refinance the Second Lien Loan Agreement as a result of a combination of things including the ongoing investigation and the global financial crisis. The amendments also restricted our ability to pay distributions.

See “— Liquidity and Capital Resources — Credit Agreements” for additional information regarding our credit agreements.

Suspension of Distributions

The board of directors of our general partner suspended distributions on our subordinated units for the third quarter of 2008 and on all units starting with the distribution for the fourth quarter of 2008. Factors significantly impacting the determination that there was no available cash for distribution include the following:

•	the decline in our cash flows from operations due to declines in oil and natural gas prices during the last half of 2008,

•	the costs of the investigation and associated remedial actions, including the reaudit and restatement of our financial statements,

•	concerns about a potential borrowing base redetermination in the second quarter of 2009,

•	the need to conserve cash to properly conduct operations and maintain strategic options, and

•	the need to repay or refinance our term loan by September 30, 2009.

We do not expect to have any available cash to pay distributions in 2009 and we are unable to estimate at this time when such distributions may, if ever, be resumed. In October of 2008, our credit agreements were amended. See “— Liquidity and Capital Resources — Credit Agreements.” The amended terms of our credit agreements restrict our ability to pay distributions, among other things. Even if the restrictions on the payment of distributions under our credit agreements are removed, we may continue to not pay distributions in order to conserve cash for the repayment of indebtedness or other business purposes.

Even if we do not pay distributions, our unitholders may be liable for taxes on their share of our taxable income.

Decrease in Year-End Reserves; Impairment

Due to the low price for natural gas as of December 31, 2008 as described above, revisions resulting from further technical analysis (see Note 19 — Supplemental Information on Oil and Gas Producing Activities (Unaudited) to the accompanying consolidated financial statements) and production during the year, proved reserves decreased 20.8% to 167.1 Bcfe at December 31, 2008 from 211.1 Bcfe at December 31, 2007, and the standardized measure of our proved reserves decreased 51.6% to $156.1 million as of December 31, 2008 from $322.5 million as of December 31, 2007. Our proved reserves at December 31, 2008 were calculated using a spot price of $5.71 per Mmbtu (adjusted for basis differential, prices were $5.93 per Mmbtu in the Appalachian Basin and $4.84 per Mmbtu in the Cherokee Basin). As a result of this decrease, we recognized a non-cash impairment of $245.6 million for the year ended December 31, 2008.

As a result, the lenders under our First Lien Credit Agreement are likely to reduce our borrowing base in the near term. See “— Liquidity and Capital Resources — Sources of Liquidity in 2009 and Capital Requirements.”

Settlement Agreements

As discussed above, we and QRCP filed lawsuits against Mr. Cash, the entity controlled by Mr. Cash that was used in connection with the Transfers and two former officers, who are the other owners of this controlled-entity, seeking, among other things, to recover the funds that were transferred. On May 19, 2009, we, QRCP, and Quest Midstream entered into settlement agreements with Mr. Cash, his controlled-entity and the other owners to settle this litigation. Under the terms of the settlement agreements, QRCP received (1) approximately $2.4 million in cash and (2) 60% of the controlled-entity’s interest in a gas well located in Louisiana and a landfill gas development project located in Texas. While QRCP estimates the value of these assets to be less than the amount of the Transfers and cost of the internal investigation, they represent the majority of the value of the controlled-entity. QRCP did not take Mr. Cash’s stock in QRCP, which he represented had been pledged to secure personal loans with a principal balance far in excess of the current market value of the stock. We received all of Mr. Cash’s equity interest in STP, which owns certain oil producing properties in Oklahoma, as reimbursement for a portion of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by us. We are in the process of establishing the value of the interest in STP.

Outlook for 2009; Recombination

Given the liquidity challenges we are facing, we have undertaken a strategic review of our assets and are currently evaluating one or more transactions to dispose of assets, liquidate existing derivative contracts, or enter into new derivative contracts in order to raise additional funds for operations and/or to repay indebtedness. In addition, in the current economic environment we believe the complexity and added overhead costs of our corporate structure is negatively affecting our ability to restructure our indebtedness and raise additional equity. See “— Liquidity and Capital Resources.” On April 28, 2009, we, Quest Midstream and QRCP entered into a non-binding letter of intent with respect to the Recombination, pursuant to the terms of which all three companies would form a new publicly traded holding company that would wholly-own all three entities. The new company would continue to develop the unconventional resources of the Cherokee and Appalachian Basins with a clear focus on value creation through efficient operations. The closing of the Recombination is subject to the satisfaction of a number of conditions yet to be negotiated among the parties and to be set forth in a definitive merger agreement. There can be no assurance that the definitive documentation will be agreed to or that the Recombination will close.

Cherokee Basin.  For 2009, in the Cherokee Basin, we have budgeted approximately $3.8 million to drill seven new gross wells, connect and complete 49 existing gross wells, and connect and complete three existing salt water disposal wells. All of these new gas wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2008 reserve report. In 2009, we also plan to recomplete an estimated 10 gross wells, and we budgeted another $1.9 million for equipment, vehicle replacement, and other capital purchases, including the replacement of some of our existing pumps with submersible pumps that we believe provide enhanced removal of water from the wells. In addition, we budgeted $2.4 million related to lease renewals and extensions for acreage that is expiring in 2009.

As of December 31, 2008, we had an inventory of approximately 185 gross drilled CBM wells awaiting connection to Quest Midstream’s gas gathering system.

Appalachian Basin.  In the Appalachian Basin, for 2009, we have budgeted $1.4 million for artificial lift equipment, vehicle replacement and purchases and salt water disposal facilities.

Capital Expenditures for 2009.  We intend to fund all of the capital expenditures described above only to the extent that we have available cash after taking into account our debt service and other obligations. We can give no assurance that any such funds will be available based on current commodity prices and other current conditions, nor do we expect to drill new wells or connect existing wells unless commodity prices improve.

Oil and gas prices have been volatile over the last several years and there continues to be uncertainty around commodity prices. Significant factors that will impact near-term oil and gas prices include the following:

•	the domestic and foreign supply of oil and gas;

•	the price and quantity of imports of foreign oil and natural gas;

•	overall domestic and global economic conditions;

•	the consumption pattern of industrial consumers, electricity generators and residential users;

•	weather conditions;

•	the level of domestic oil and natural gas inventories;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of oil and gas pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

A substantial portion of our estimated oil and gas production from our proved developed producing reserves is currently hedged through December 2010, and we intend to continue to enter into commodity derivative transactions to mitigate the impact of price volatility on our oil and gas revenues.

Factors That Significantly Affect Comparability of Our Results

Our future results of operations and cash flows could differ materially from the historical results of the Predecessor due to a variety of factors, including the following:

Outstanding Indebtedness.  The Predecessor had significantly more indebtedness ($268.8 million as of November 14, 2007) than the $95.4 million of indebtedness that we had at December 31, 2007. In addition, the average interest rate on the indebtedness of the Predecessor for the period from January 1, 2007 through November 14, 2007 was 11.2% as compared to the interest rate at December 31, 2007 under the terms of our credit facility of 7.75% (LIBOR plus 1.5%).

Midstream Services Agreement.  Prior to the formation of our affiliate Quest Midstream in December 2006, a wholly-owned subsidiary of QRCP provided our Predecessor with gas gathering, treating, dehydration and compression services pursuant to a gas transportation agreement that was entered into in December 2003. Since these services were being provided by one wholly-owned subsidiary of QRCP to another wholly-owned subsidiary, no amendments were made to this prior contract to reflect increases in the costs of providing these services. As part of the formation of Quest Midstream, QRCP and Quest Midstream entered into the midstream services agreement, which provided for negotiated fees for these services that were significantly higher than those that had been previously paid.

Under the midstream services agreement, Quest Midstream was paid $0.50 and $0.51 per MMBtu of gas for gathering, dehydration and treating services and $1.10 and $1.13 per MMBtu of gas for compression services during 2007 and 2008, respectively. These fees are subject to annual adjustment based on changes in gas prices and the producer price index. Such fees will never be reduced below these initial rates and are subject to renegotiation upon the exercise of each five-year extension period. Under the terms of some of our gas leases, we may not be able to charge the full amount of these fees to royalty owners, which would increase the average fees per MMBtu that we effectively pay under the midstream services agreement. For 2009, the fees are $0.596 per MMBtu of gas for gathering, dehydration and treating services and $1.319 per MMBtu of gas for compression services.

For more information about the midstream services agreement, please read “Business and Properties — Gas Gathering — Midstream Services Agreement” under Items 1 and 2. of this report.

Results of Operations

The discussion of the results of operations and period-to-period comparisons presented below includes the historical results of the Predecessor. As discussed above under “— Factors That Significantly Affect Comparability of Our Results,” the Predecessor’s historical results of operations and period-to-period comparisons of its results may not be indicative of our future results. The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Our results of operations for the year ended December 31, 2007 are derived from the combination of the results of the operations of the Predecessor for the period from January 1, 2007 to November 14, 2007 and the results of our operations for the period from November 15, 2007 to December 31, 2007.

Overview.  The following discussion of results of operations compares amounts for the year ended December 31, 2008 to the amounts for the year ended December 31, 2007, as follows:

	Year Ended
	December 31,		Increase/
	2008	2007**	(Decrease)
	($ in thousands)

Oil and gas sales	$147,930	$105,285	$42,645	40.5%
Oil and gas production costs	$43,490	$35,406	$8,084	22.8%
Transportation expense	$35,546	$29,179	$6,367	21.8%
Depreciation, depletion and amortization	$50,988	$34,613	$16,375	47.3%
General and administrative expenses	$13,647	$13,912	$(265)	(1.9)%
Gain from derivative financial instruments	$80,707	$1,961	$78,746	4,015.6%
Impairment of oil and gas properties	$245,587	$—	$245,587	*
Misappropriation of funds	$—	$1,500	$(1,500)	(100)%
Interest expense, net	$13,612	$40,665	$(27,053)	(66.5)%

*	Not meaningful

**	2007 amounts represent combined predecessor and successor.

Production.  The following table presents the primary components of revenues (oil and gas production and average oil and gas prices), as well as the average costs per Mcfe, for the years ended December 31, 2008 and 2007.

	Year Ended
	December 31,		Increase/
	2008	2007*	(Decrease)

Production Data:
Total production (Mmcfe)	21,747	17,017	4,730	27.8%
Average daily production (Mmcfe/d)	59.6	46.6	13.0	27.9%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$6.83	$6.19	$0.64	10.3%
Average Unit Costs per Mcfe:
Production costs	$2.00	$2.08	$(0.08)	(3.8)%
Transportation expense	$1.63	$1.71	$(0.08)	(4.7)%
Depreciation, depletion and amortization	$2.34	$2.03	$0.31	15.3%

*	2007 amounts represent combined predecessor and successor.

Oil and Gas Sales.  Oil and gas sales increased $42.6 million, or 40.5%, to $147.9 million during the year ended December 31, 2008. This increase was the result of increased sales volumes and an increase in average realized prices. Additional volumes of 4,730 Mmcfe accounted for $32.3 million of the increase. The increased volumes resulted from additional wells completed in 2008. The remaining increase of $10.3 million was attributable to an increase in the average product price in 2008. Our average product prices, which exclude hedge settlements, on an equivalent basis (Mcfe) increased to $6.83 per Mcfe for the 2008 period from $6.19 per Mcfe for the 2007 period.

Oil and Gas Operating Expenses.  Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses increased $14.5 million, or 22.4%, to $79.0 million during the year ended December 31, 2008, from $64.6 million during the year ended December 31, 2007.

Oil and gas production costs increased $8.1 million, or 22.8% to $43.5 million during the year ended December 31, 2008, from $35.4 million during the year ended December 31, 2007. This increase was primarily due to increased volumes in 2008. Production costs including gross production taxes and ad valorem taxes were $2.00 per Mcfe for the year ended December 31, 2008 as compared to $2.08 per Mcfe for the year ended December 31, 2007. The decrease in per unit cost was due to higher volumes over which to spread fixed costs.

Transportation expense increased $6.4 million, or 21.8%, to $35.5 million during the year ended December 31, 2008, from $29.1 million during the year ended December 31, 2007. The increase was due to increased volumes, which resulted in additional expense of approximately $7.6 million. This increase was offset by a decrease in per unit cost of $0.08 per Mcfe. Transportation expense was $1.63 per Mcfe for the year ended December 31, 2008 as compared to $1.71 per Mcfe for the year ended December 31, 2007. This decrease in per unit cost was due to increased volumes, over which to spread fixed costs.

Depreciation, Depletion and Amortization.  We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization increased approximately $16.4 million, or 47.3%, in 2008 to $51.0 million from $34.6 million in 2007. On a per unit basis, we had an increase of $0.31 per Mcfe to $2.34 per Mcfe in 2008 from $2.03 per Mcfe in 2007. This increase was primarily due to the increase in depletion of $16.2 million. This increase was primarily due to downward revisions in our proved reserves, resulting in an increase in the per unit rate. In addition, depreciation and amortization increased approximately $0.2 million, primarily due to additional vehicles, equipment and facilities acquired in 2008.

General and Administrative Expense.  General and administrative expenses decreased $0.3 million, or 1.9%, to $13.6 million during the year ended December 31, 2008, from $13.9 million during the year ended December 31,

2007. The decrease is primarily due to the costcutting measures implemented in the third quarter of 2008. General and administrative expenses per Mcfe was $0.63 for the year ended December 31, 2008 compared to $0.82 for the year ended December 31, 2007.

Gain from Derivative Financial Instruments.  Gain from derivative financial instruments increased $78.7 million to $80.7 million during the year ended December 31, 2008, from $2.0 million during the year ended December 31, 2007. Due to the decline in average natural gas and crude oil prices during the second half of 2008, we recorded a $72.5 million unrealized gain and $8.2 million realized gain on our derivative contracts for the year ended December 31, 2008 compared to a $5.3 million unrealized loss and $7.3 million realized gain for the year ended December 31, 2007. Unrealized gains are attributable to changes in natural gas prices and volumes hedged from one period end to another.

Impairment of Oil and Gas Properties.  We recognized impairments of our oil and gas properties of $245.6 million for the year ended December 31, 2008. Under full cost method accounting, we are required to compute the after-tax present value of our proved oil and gas properties using spot market prices for oil and gas at our balance sheet date. The base for our spot prices for gas is Henry Hub. On December 31, 2008, the spot price for gas at Henry Hub was $5.71 per Mcf and the spot oil price was $44.60 per Bbl compared to $6.43 per Mcf and $96.10 per barrel, at December 31, 2007.

Misappropriation of Funds.  As previously disclosed, in connection with the transfers, we recorded a loss from misappropriation of funds of $1.5 million for the year ended December 31, 2007.

Interest Expense, net.  Interest expense, net decreased $27.0 million, or 66.5%, to $13.6 million during the year ended December 31, 2008, from $40.7 million during the year ended December 31, 2007. The decreased interest expense for the year ended December 31, 2008 relates to the write-off of $9.0 million deferred of debt issuance costs recorded in connection with the refinancing of our credit facilities during 2007 and lower interest rates during 2008.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Our results of operations for the year ended December 31, 2007 are derived from the combination of the results of the operations of the Predecessor for the period from January 1, 2007 through November 14, 2007 and the results of our operations for the period from November 15, 2007 through December 31, 2007.

Overview.  The following discussion of results of operations compares amounts for the year ended December 31, 2007 to the amounts for the year ended December 31, 2006, as follows:

	Year Ended
	December 31,		Increase/
	2007*	2006	(Decrease)
		($ in thousands)

Oil and gas sales	$105,285	$72,410	$32,875	45.4%
Oil and gas production costs	$35,406	$24,886	$10,520	42.3%
Transportation expense	$29,179	$17,278	$11,901	68.9%
Depreciation, depletion and amortization	$34,613	$24,760	$9,853	39.8%
General and administrative expenses	$13,912	$7,853	$6,059	77.2%
Gain from derivative financial instruments	$1,961	$52,690	$(50,729)	(96.3)%
Misappropriation of funds	$1,500	$6,000	$(4,500)	(75.0)%
Interest expense, net	$40,665	$15,100	$25,565	169.3%

*	2007 amounts represent combined predecessor and successor.

Production.  The following table presents the primary components of revenues (oil and gas production and average oil and gas prices), as well as the average costs per Mcfe, for the years ended December 31, 2007 and 2006.

	Year Ended
	December 31,		Increase/
	2007*	2006	(Decrease)

Production Data:
Total production (Mmcfe)	17,017	12,364	4,653	37.6%
Average daily production (Mmcfe/d)	46.6	33.9	12.7	37.5%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$6.19	$5.86	$0.33	5.6%
Average Unit Costs per Mcfe:
Production costs	$2.08	$2.01	$0.07	3.5%
Transportation expense	$1.71	$1.40	$0.31	22.1%
Depreciation, depletion and amortization	$2.03	$2.00	$0.03	1.5%

*	2007 amounts represent combined predecessor and successor.

Oil and Gas Sales.  Oil and gas sales increased $32.9 million, or 45.4%, to $105.3 million during the year ended December 31, 2007, from $72.4 million during the year ended December 31, 2006. This increase was due to increased sales volumes. Higher volumes represented $28.8 million of the increase. The increase in production volumes was due to additional wells completed during 2007. The additional increase of $4.1 million was due to higher average sales prices. Our average sales prices, which exclude hedge settlements, on an equivalent basis (Mcfe) increased to $6.19 per Mcfe for 2007 from $5.86 per Mcfe for 2006.

Oil and Gas Operating Expenses.  Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses increased $22.4 million, or 53.2%, to $64.6 million during the year ended December 31, 2007, from $42.2 million during the year ended December 31, 2006.

Oil and gas production costs increased $10.5 million, or 42.3%, to $35.4 million during the year ended December 31, 2007, from $24.9 million during the year ended December 31, 2006. This increase was a result of the higher production volumes in 2007. Production costs including gross production taxes and ad valorem taxes were $2.08 per Mcfe for the year ended December 31, 2007 as compared to $2.01 per Mcfe for the year ended December 31, 2006. The increase in per unit costs was due to an overall increase in the costs of goods and services used in our operations partially offset by higher volumes over which fixed costs were spread.

Transportation expense increased $11.9 million, or 68.9%, to $29.1 million during the year ended December 31, 2007, from $17.2 million during the year ended December 31, 2006. Transportation expense was $1.71 per Mcfe for the year ended December 31, 2007 as compared to $1.40 per Mcfe for the year ended December 31, 2006. This increase, primarily, resulted from the midstream services agreement with Quest Midstream that became effective December 1, 2006, which provided for a fixed transportation fee that was higher than the fees in the prior year, as well as higher volumes.

Depreciation, Depletion and Amortization.  We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization increased approximately $9.9 million, or 39.8%, in 2007 to $34.6 million from $24.8 million in 2006. On a per unit basis, we had an increase of $0.03 per Mcfe to $2.03 in 2007 from $2.00 per Mcfe in 2006. This increase was primarily due to an increase in depletion of $9.2 million. This increase was due to additional production volumes in 2007. The remaining increase of $0.7 million was related to our depreciation and amortization. This increase was due to additional vehicles, equipment and facilities acquired in 2007.

General and Administrative Expenses.  General and administrative expenses increased $6.0 million, or 77.2%, to approximately $13.9 million during the year ended December 31, 2007 from $7.9 million during the year ended December 31, 2006. This increase was mainly due to an increase in board fees, professional fees, Nasdaq listing fees, travel expenses for presentations to increase our visibility with investors, larger corporate offices, increased staffing to support the higher levels of development and operational activity and the added resources to enhance our internal controls. General and administrative expenses per Mcfe was $0.82 for the year ended December 31, 2007 compared to $0.64 for the year ended December 31, 2006.

Gain from Derivative Financial Instruments.  Gain from derivative financial instruments decreased $50.7 million to $2.0 million during the year ended December 31, 2007, from $52.7 million during the year ended December 31, 2006. We recorded a $5.3 million unrealized loss and $7.3 million realized gain on our derivative contracts for the year ended December 31, 2007 compared to a $70.4 million unrealized gain and $17.7 million realized loss for the year ended December 31, 2006.

Misappropriation of Funds.  As previously disclosed, in connection with the Transfers, we recorded a loss from misappropriation of funds of $1.5 million and $6.0 million for the years ended December 31, 2007 and 2006, respectively.

Interest Expense, net.  Interest expense increased to approximately $40.7 million for the year ended December 31, 2007 from $15.1 million for the year ended December 31, 2006 (inclusive of a $9.0 million write-off of debt issue costs realized in connection with the refinancing of our credit facilities in 2007). Excluding the write-off of debt issue costs in 2007, the approximate $16.6 million increase in interest expense in 2007 was due to higher average outstanding borrowings throughout the year, as well as higher interest rates on the debt outstanding.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Overview.  The following discussion of results of operations compares amounts for the year ended December 31, 2006 to the amounts for the year ended December 31, 2005, as follows:

	Year Ended
	December 31,		Increase/
	2006	2005	(Decrease)
		($ in thousands)

Oil and gas sales	$72,410	$70,628	$1,782	2.5%
Oil and gas production costs	$24,886	$19,152	$5,734	29.9%
Transportation expense	$17,278	$7,038	$10,240	145.5%
Depreciation, depletion and amortization	$24,760	$19,037	$5,723	30.1%
General and administrative expense	$7,853	$5,353	$2,500	46.7%
Loss on extinguishment of debt	—	$8,255	$(8,255)	(100)%
Gain (loss) from derivative financial instruments	$52,690	$(73,566)	$126,256	171.6%
Misappropriation of funds	$6,000	$2,000	$4,000	200.0%
Interest expense, net	$15,100	$21,933	$(6,833)	(31.2)%

Production.  The following table presents the primary components of revenues (oil and gas production and average oil and gas prices), as well as the average costs per Mcfe, for the years ended December 31, 2006 and 2005.

	Year Ended
	December 31,		Increase/
	2006	2005	(Decrease)

Production Data:
Total production (Mmcfe)	12,364	9,629	2,735	28.4%
Average daily production (Mmcfe/d)	33.9	26.4	7.5	28.4%
Average Sales Price per Unit (Mcfe):
Excluding hedges	$5.86	$7.33	$(1.47)	(20.1)%
Average Unit Costs per Mcfe:
Production costs	$2.01	$1.99	$0.02	1.0%
Transportation expense	$1.40	$0.73	$0.67	91.8%
Depreciation, depletion and amortization	$2.00	$1.98	$0.02	1.0%

Oil and Gas Sales.  Oil and gas sales increased $1.8 million, or 2.5%, to $72.4 million during the year ended December 31, 2006, from $70.6 million during the year ended December 31, 2005. Additional volumes of 2,735 Mmcfe increased revenues by $16.0 million. The increase in volumes resulted from the additional wells completed during 2006. This increase was offset by a decrease in average prices of $1.47 per Mcfe, resulting in decreased revenues of $14.2 million. Our average sales prices, which exclude hedge settlements, on an equivalent basis (Mcfe) decreased to $5.86 per Mcfe in 2006 from $7.33 per Mcfe in 2005.

Oil and Gas Operating Expenses.  Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas production expense increased $16.0 million, or 61.0%, to $42.2 million during the year ended December 31, 2006, from $26.2 million during the year ended December 31, 2005. This increase was due to increased sales volumes.

Oil and gas production costs increased $5.7 million, or 29.9%, to $24.9 million during the year ended December 31, 2006, from $19.2 million during the year ended December 31, 2005. Production costs including gross production taxes and ad valorem taxes were $2.01 per Mcfe for the year ended December 31, 2006 as compared to $1.99 per Mcfe for the year ended December 31, 2005. This increase was a result of a general increase in the costs of goods and services used in our operations in 2006.

Transportation expense increased $10.2 million, or 145.5%, to $17.2 million during the year ended December 31, 2006, from $7.0 million during the year ended December 31, 2005. Transportation expense was $1.40 per Mcfe for the year ended December 31, 2006 as compared to $0.73 per Mcfe for the year ended December 31, 2005. The increase, primarily, resulted from increases in volumes, as well as from increases in compression rental and property taxes assessed on pipelines and related equipment during 2006.

Depreciation, Depletion and Amortization.  We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization increased approximately $5.7 million, or 30.1%, in 2006 to $24.8 million from $19.0 million in 2005. Depletion accounted for $4.3 million of the increase, while the remaining increase was due to depreciation and amortization. This increase was primarily due to increase of production volume by 37.6% and net amortizable full cost pool by 34.9%. On a per unit basis, we had an increase of $0.02 per Mmcfe to $2.00 in 2006 from $1.98 per Mmcfe in 2005.

General and Administrative Expenses.  General and administrative expenses increased by $2.5 million, or 46.7%, to $7.9 million for the year ended December 31, 2006 from $5.4 million in the year ended December 31, 2005 due to an increase in professional fees, travel expenses and increased staffing to support the higher levels of development and operational activity. General and administrative expenses per Mcfe was $0.64 for the year ended December 31, 2006 compared to $0.56 for the year ended December 31, 2005.

Loss on Extinguishment of Debt.  The loss on early extinguishment of debt of $8.3 million for the year ended December 31, 2005 primarily relates to the refinancing of subordinated debt.

Gain (loss) from Derivative Financial Instruments.  We recorded a gain from derivative financial instruments of $52.7 million for the year ended December 31, 2006 and a loss from derivative financial instruments of $73.6 million for the year ended December 31, 2005. We recorded a $70.4 million unrealized gain and $17.7 million realized loss on our derivative contracts for the year ended December 31, 2006 compared to a $46.6 million unrealized loss and $26.9 million realized loss for the year ended December 31, 2005. Unrealized gains are attributable to changes in natural gas prices and volumes hedged from one period end to another.

Misappropriation of Funds.  As previously disclosed, in connection with the Transfers, we have recorded a loss from misappropriation of funds of $6.0 million and $2.0 million for the years ended December 31, 2006 and 2005, respectively.

Interest Expense.  Interest expense, net decreased $6.8 million, or 31.2%, to $15.1 million during the year ended December 31, 2006, from $21.9 million during the year ended December 31, 2005. The decrease in interest expense for the year ended December 31, 2006 is primarily due to the repayment of the ArcLight subordinated notes in November 2005, which had higher interest rates than funds borrowed in 2006.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash generated from our operations, amounts, if any, available in the future under our First Lien Credit Agreement and funds from future private and public equity and debt offerings.

At December 31, 2008, we had no availability under our First Lien Credit Agreement and we are expecting a reduction in our borrowing base as a result of the borrowing base redetermination in the second quarter of 2009.

Our partnership agreement requires that we distribute our available cash. In making cash distributions, our general partner attempts to avoid large variations in the amount we distribute from quarter to quarter. In order to facilitate this, our partnership agreement permits our general partner to establish cash reserves to provide for the proper conduct of our business or to be used to pay distributions for any one or more of the next four quarters. In addition, our partnership agreement allows our general partner to borrow funds to make distributions. As discussed, our general partner has suspended distributions on all units beginning with the fourth quarter of 2008 in order to conserve cash to properly conduct operations, maintain strategic options and plan for future required principal payments under our credit agreements.

Because of the seasonal nature of oil and gas, if we resume the payment of distributions we may make short-term working capital borrowings in order to level out our distributions during the year. In addition, a substantial portion of our production is hedged. We are generally required to settle our commodity hedges on either the 5th or 25th day of each month. As is typical in the oil and gas business, we generally receive the proceeds from the sale of the hedged production around the 25th day of the following month. As a result, when oil and gas prices increase and are above the prices fixed in our derivative contracts, we will be required to pay the hedge counterparty the difference between the fixed price in the hedge and the market price before we receive the proceeds from the sale of the hedged production.

Historical Cash Flows and Liquidity

Cash Flows from Operating Activities.  Our operating cash flows are driven by the quantities of our production of oil and natural gas and the prices received from the sale of this production. Prices of oil and natural gas have historically been very volatile and can significantly impact the cash from the sale our oil and natural gas production. Use of derivative financial instruments help mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of oil and natural gas property operating costs, severance and ad valorem taxes, interest on our indebtedness, general and administrative expenses and taxes on income.

Cash flows from operations totaled $51.5 million for the year ended December 31, 2008 as compared to cash flows from operations of $3.2 million for the year ended December 31, 2007. The increase is attributable primarily to increases in revenue.

Cash Flows Used in Investing Activities.  Net cash used in investing activities totaled $154.3 million for the year ended December 31, 2008 as compared to $96.3 million for the year ended December 31, 2007. The following table sets forth our capital expenditures by major categories in 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(In thousands)

Capital expenditures:
Leasehold acquisition	$9,860	$13,345
Development	50,609	67,197
Acquisition of PetroEdge assets	71,213	—
Acquisition of Seminole County, Oklahoma property	9,500	—
Other items (primarily capitalized overhead and interest)	14,204	15,663

Total capital expenditures	$155,386	$96,205

Cash Flows from Financing Activities.  Net cash provided by financing activities totaled $106.4 million for the year ended December 31, 2008 as compared to $79.9 million for the year ended December 31, 2007. In 2008, cash provided by financing was primarily comprised of $140.1 million of additional borrowings offset by $3.8 million of debt repayments and $28.4 million of distributions to unitholders. In 2007, cash provided by financing was primarily comprised of $151.0 million of net proceeds in connection with our initial public offering, $49.8 million of contributions from QRCP and $94.0 million of borrowings under our credit facility offset by $260.0 million of repayment of our Predecessor’s debt.

Working Capital.  At December 31, 2008, we had current assets of $74.7 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $43.0 million and $12 thousand, respectively) was a deficit of $30.0 million at December 31, 2008, compared to a working capital (excluding the short-term derivative asset and liability of $8.0 million and $8.1 million, respectively) deficit of $6.1 million at December 31, 2007.

Credit Agreements

On November 15, 2007, we, as a guarantor, entered into an Amended and Restated Credit Agreement (the “First Lien Credit Agreement”) with QRCP, as the initial co-borrower, Quest Cherokee, as the borrower, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto. Quest Cherokee and QRCP had previously been parties to the following credit agreements with Guggenheim Corporate Funding, LLC (“Guggenheim”): (i) Amended and Restated Senior Credit Agreement, dated February 7, 2006, as amended; (ii) Amended and Restated Second Lien Term Loan Agreement, dated June 9, 2006, as amended; and (iii) Third Lien Term Loan Agreement, dated June 9, 2006, as amended (collectively, the “Prior Credit Agreements”). Guggenheim and the lenders under the Prior Credit Agreements assigned all of their interests and rights (other than certain excepted interests and rights) in the Prior Credit Agreements to RBC and the new lenders under the First Lien Credit Agreement pursuant to a Loan Transfer Agreement, dated November 15, 2007, by and among QRCP, Quest Cherokee, Quest Oil & Gas, LLC, Quest Energy Service, QCOS, Guggenheim, Wells Fargo Foothill, Inc., the lenders under the Prior Credit Agreements and RBC. The First Lien Credit Agreement amended and restated the Prior Credit Agreements in their entirety. In connection with the closing of our initial public offering and the application of the net proceeds thereof, QRCP was released as a borrower under the First Lien Credit Agreement. On April 15, 2008, we and Quest Cherokee entered into a First Amendment to Amended and Restated Credit Agreement that, among other things, amended the interest rate and maturity date pursuant to the “market flex” rights contained in the commitment papers related to the First Lien Credit Agreement.

The credit facility under the First Lien Credit Agreement, as amended, consists of a three-year $250 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base that is redetermined by RBC and the lenders every six months taking into account the value of Quest Cherokee’s proved reserves. In addition, Quest Cherokee and RBC each have the right to initiate a redetermination of the borrowing base between each six-month redetermination. As of December 31, 2008, the borrowing base was $190 million, and the amount borrowed under the First Lien Credit Agreement was $189 million. No amounts were available for borrowing because the remaining $1.0 million was supporting letters of credit issued under the First Lien Credit Agreement.

Quest Cherokee is required to pay a quarterly revolving commitment fee equal to 0.30% to 0.50% (depending on the utilization percentage) of the actual daily amount by which the lesser of the aggregate revolving commitment and the borrowing base exceeds the sum of the outstanding balance of borrowings and letters of credit under the revolving credit facility.

During the Transition Period (as defined in the First Lien Credit Agreement, as amended), interest accrues at either LIBOR plus 4.0% or the base rate plus 3.0%. After the Transition Period ends, interest accrues at either LIBOR plus a margin ranging from 2.75% to 3.375% (depending on the utilization percentage) or the base rate plus a margin ranging from 1.75% to 2.375% (depending on the utilization percentage). The base rate varies daily and is generally the higher of the federal funds rate plus 0.50%, RBC’s prime rate or LIBOR plus 1.25%. The Transition Period will generally end once the repayment of the Second Lien Loan Agreement (discussed below) has occurred.

On July 11, 2008, concurrent with our acquisition from QRCP of proved developed reserves in the Appalachian Basin, we and Quest Cherokee entered into a Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement,” together with the First Lien Credit Agreement, as amended, the “credit agreements”) for a six-month, $45 million term loan. The Second Lien Loan Agreement is among Quest Cherokee, as the borrower, us, as a guarantor, RBC, as administrative agent and collateral agent, KeyBank National Association, as syndication agent, Société Générale, as documentation agent, and the lenders party thereto.

On October 28, 2008, we and Quest Cherokee entered into a First Amendment to Second Lien Loan Agreement (the “First Amendment to Second Lien Loan Agreement”) to, among other things, extend the maturity date to September 30, 2009 and to amend and/or waive certain of the representations and covenants contained in the Second Lien Loan Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among us, Quest Midstream and QRCP. At the same time, a Second Amendment to the First Lien Credit Agreement was entered into to amend and/or waive certain of the representations and covenants contained in the Second Lien Loan Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among us, Quest Midstream and QRCP.

The First Amendment to Second Lien Loan Agreement requires Quest Cherokee to make repayments of principal in quarterly installments of $3.8 million on the 15th day of each February, May, August and November while amounts borrowed under the Second Lien Loan Agreement are outstanding. As of December 31, 2008, $41.2 million was outstanding under the Second Lien Loan Agreement.

Interest accrues on the term loan at either LIBOR plus 9.0% (with a LIBOR floor of 3.5%) or the base rate plus 8.0%. The base rate varies daily and is generally the higher of the federal funds rate plus 0.5%, RBC’s prime rate or LIBOR plus 1.25%. The term loan may be prepaid without any premium or penalty, at any time.

Subject to certain restrictions, Quest Cherokee and its subsidiaries are required to apply all net cash proceeds from sales of assets that yield gross proceeds of over $5 million to repay the term loan. Under the terms of the Second Lien Loan Agreement, we are required by June 30, 2009 to (i) complete a private placement of our equity securities or debt, (ii) engage one or more investment banks reasonably satisfactory to RBC Capital Markets to publicly sell or privately place our common equity securities or debt, which offering must close prior to August 14, 2009 (the deadline for closing and funding the securities offering may be extended up until September 30, 2009) or (iii) engage RBC Capital Markets to arrange financing to refinance the term loan under the Second Lien Loan Agreement on the prevailing terms in the credit market.

The credit agreements restrict the amount of quarterly distributions we may declare and pay to our unitholders to not exceed $0.40 per common unit per quarter as long as the term loan has not been paid in full. Further, after giving effect to each quarterly distribution, we and Quest Cherokee must be in compliance with a financial covenant that prohibits each of Quest Cherokee, us or any of our respective subsidiaries from permitting Available Liquidity (as defined in the credit agreements) to be less than $14 million at March 31, 2009 and to be less than $20 million at June 30, 2009. The $3.8 million quarterly principal payments discussed above must also be paid before any distributions may be paid. Further, Quest Cherokee’s capital expenditures are limited to $30 million for 2009.

We and QCOS guarantee all of Quest Cherokee’s obligations under the credit agreements. The First Lien Credit Agreement is secured by a first priority lien on substantially all of our assets, including those of Quest Cherokee and QCOS. The Second Lien Loan Agreement is secured by a second priority lien on substantially all of our assets and those of Quest Cherokee and QCOS.

The credit agreements provide that all obligations arising under the loan documents, including obligations under any hedging agreement entered into with lenders or their affiliates, will be secured pari passu by the liens granted under the loan documents.

We, Quest Cherokee, our general partner and our subsidiaries are required to make certain representations and warranties that are customary for credit agreements of these types. The credit agreements also contain affirmative and negative covenants that are customary for credit agreements of these types. The covenants in the credit agreements include, without limitation, periodic delivery of financial statements and other financial information; notice of defaults and certain other matters; payment of obligations; preservation of legal existence and good standing; maintenance of assets and business; maintenance of insurance; compliance with laws and contractual obligations; maintenance of books and records; inspection rights; limitations on use of proceeds; execution of guaranties by subsidiaries; perfecting security interests in after-acquired property; curing title defects; maintaining material leases; operation of properties; notification of change of purchasers of production; maintenance of fiscal year; certain limitations on liens, investments, hedging agreements, indebtedness, lease obligations, fundamental changes, dispositions of assets, restricted payments, distributions and redemptions, nature of business, capital expenditures and risk management, transactions with affiliates, and burdensome agreements; and compliance with financial covenants.

The credit agreements’ financial covenants prohibit Quest Cherokee, us and any of our subsidiaries from:

•	permitting the ratio (calculated based on the most recently delivered compliance certificate) of our consolidated current assets (including the unused availability under the revolving credit facility, but excluding non-cash assets under FAS 133) to consolidated current liabilities (excluding non-cash obligations under FAS 133, asset and asset retirement obligations and current maturities of indebtedness under the First Lien Credit Agreement) at any fiscal quarter-end to be less than 1.0 to 1.0; provided, however, that current assets and current liabilities will exclude mark-to-market values of swap contracts, to the extent such values are included in current assets and current liabilities;

•	permitting the interest coverage ratio (calculated on the most recently delivered compliance certificate) of adjusted consolidated EBITDA to consolidated interest charges at any fiscal quarter-end to be less than 2.5 to 1.0 measured on a rolling four quarter basis; and

•	permitting the leverage ratio (calculated based on the most recently delivered compliance certificate) of consolidated funded debt to adjusted consolidated EBITDA at any fiscal quarter-end to be greater than 3.5 to 1.0 measured on a rolling four quarter basis.

The Second Lien Loan Agreement contains an additional financial covenant that prohibits Quest Cherokee, us and any of our subsidiaries from permitting the total reserve leverage ratio (ratio of total proved reserves to consolidated funded debt) at any fiscal quarter-end (calculated based on the most recently delivered compliance certificate) to be less than 1.5 to 1.0.

Adjusted consolidated EBITDA is defined in the credit agreements to mean the sum of (i) consolidated EBITDA plus (ii) the distribution equivalent amount (for each fiscal quarter, the amount of cash paid to the members of Quest Energy GP’s management group and non-management directors with respect to our restricted common units, bonus units and/or phantom units that are required under GAAP to be treated as compensation expense prior to vesting (and which, upon vesting, are treated as limited partner distributions under GAAP)).

Consolidated EBITDA is defined in the credit agreements to mean for us and our subsidiaries on a consolidated basis, an amount equal to the sum of (i) consolidated net income, (ii) consolidated interest charges, (iii) the amount of taxes, based on or measured by income, used or included in the determination of such consolidated net income, (iv) the amount of depreciation, depletion and amortization expense deducted in determining such consolidated net income, (v) acquisition costs required to be expensed under FAS 141(R), (vi) fees and expenses of the internal investigation relating to the Misappropriation Transaction and the related restructuring (which are capped at $1,500,000 for purposes of this definition), and (vii) other non-cash charges and expenses, including, without limitation, non-cash charges and expenses relating to swap contracts or resulting from accounting convention changes, of us and our subsidiaries on a consolidated basis, all determined in accordance with GAAP.

Consolidated interests charges is defined to mean for us and our subsidiaries on a consolidated basis, the excess of (i) the sum of (a) all interest, premium payments, fees, charges and related expenses of us and our subsidiaries in connection with indebtedness (net of interest rate swap contract settlements) (including capitalized interest), in each case to the extent treated as interest in accordance with GAAP, and (b) the portion of rent expense of us and our subsidiaries with respect to such period under capital leases that is treated as interest in accordance with GAAP over (ii) all interest income for such period.

Consolidated funded debt is defined to mean for us and our subsidiaries on a consolidated basis, the sum of (i) the outstanding principal amount of all obligations and liabilities, whether current or long-term, for borrowed money (including obligations under the credit agreements, but excluding all reimbursement obligations relating to outstanding but undrawn letters of credit), (ii) attributable indebtedness pertaining to capital leases, (iii) attributable indebtedness pertaining to synthetic lease obligations, and (iv) without duplication, all guaranty obligations with respect to indebtedness of the type specified in subsections (i) through (iii) above.

Events of default under the credit agreements are customary for transactions of this type and include, without limitation, non-payment of principal when due, non-payment of interest, fees and other amounts for a period of three business days after the due date, failure to perform or observe covenants and agreements (subject to a 30-day cure period in certain cases), representations and warranties not being correct in any material respect when made, certain acts of bankruptcy or insolvency, cross defaults to other material indebtedness, borrowing base deficiencies, and change of control. Under the credit agreements, a change of control means (i) QRCP fails to own or to have voting control over at least 51% of the equity interest of Quest Energy GP, (ii) any person acquires beneficial ownership of 51% or more of the equity interest in us; (iii) we fail to own 100% of the equity interests in Quest Cherokee, or (iv) QRCP undergoes a change in control (the acquisition by a person, or two or more persons acting in concert, of beneficial ownership of 50% or more of QRCP’s outstanding shares of voting stock, except for a merger with and into another entity where the other entity is the survivor if QRCP’s stockholders of record immediately preceding the merger hold more than 50% of the outstanding shares of the surviving entity).

Sources of Liquidity in 2009 and Capital Requirements

Historically, we have been successful in accessing capital from financial institutions to fund the growth of our operations and in generating sufficient cash flow from our operations to satisfy our debt service requirements, operating expenses, maintenance capital expenditures and distributions to our unitholders. However, due to the lack of liquidity in the financial and equity markets coupled with the significant decline in oil and natural gas prices in the second half of 2008 and the uncertainties associated with our financial condition as a result of the matters relating to the internal investigation and the restatement of our consolidated financial statements, our access to capital has been, and is expected to continue to be, severely limited in 2009. As a result, we have significantly reduced our growth plans during 2009 in order to maximize the amount of cash flow from operations that is available to repay indebtedness.

In response to recent developments, we have adjusted our business strategy for 2009 to focus on negotiating documentation and other activities necessary to complete the Recombination while still maintaining a stable asset base, improving the profitability of our assets by increasing their utilization while controlling costs and reducing capital expenditures as discussed elsewhere in this Annual Report on Form 10-K, renegotiating with our lenders and possibly raising equity capital. For 2009, we budgeted approximately $3.8 million to drill seven new gross wells, connect and complete 49 existing gross wells, and connect and complete three existing salt water disposal wells in the Cherokee Basin. All of these wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2008 reserve report. In 2009, we plan to recomplete an estimated 10 gross wells, and we have budgeted another $1.9 million for equipment, vehicle replacement, and other capital purchases. In addition, we have budgeted $2.4 million related to lease renewals and extensions for Cherokee Basin acreage that is expiring in 2009. We have also budgeted $1.4 million for artificial lift equipment, vehicle replacement and purchases and salt water disposal activities in the Appalachian Basin. However, we intend to fund these capital expenditures only to the extent that we have available cash from operations after taking into account its debt service obligations. We can give no assurance that any such funds will be available based on current commodity prices. As discussed earlier, we suspended distributions on our common and subordinated units and we do not intend to resume distributions until after we have repaid our Second Lien Loan Agreement, at the earliest.

As discussed above under “— Credit Agreements” we are required to be in compliance as of the end of each quarter with certain financial ratios. As of December 31, 2008, we were in compliance with all of our financial ratios.

We expect to be in compliance with all of our financial ratios as of March 31, 2009. However, there can be no assurance that we will be able to remain in compliance in future periods, especially with respect to our Total Reserve Leverage Ratio, in light of the significantly reduced capital expenditures program and low natural gas prices.

In addition, we are required to have Available Liquidity of $14 million and $20 million as of March 31, 2009 and June 30, 2009, respectively. Available Liquidity is generally defined in the credit agreements as cash and cash equivalents, plus any availability under our revolving credit facility, plus any reductions in the principal amount of our Second Lien Loan Agreement in excess of the $3.8 million required per quarter. We do not expect to be in compliance with this covenant as of June 30, 2009. We are currently negotiating with our lenders to obtain a waiver of this covenant.

As discussed above under “— Credit Agreements,” the amount available under the First Lien Credit Agreement may not exceed a borrowing base, which is subject to redetermination on a semi-annual basis. The price of oil and gas has significantly decreased since the borrowing base was last redetermined. The lead agent for our First Lien Credit Agreement initially proposed that our borrowing base be reduced by approximately $50 million to $140 million as part of the redetermination being made in connection with the delivery of our year-end reserve report to our lenders. However, the actual borrowing base may be more or less than this amount. Under the terms of the First Lien Credit Agreement, we are required to reduce the amount outstanding under the First Lien Credit Agreement by the amount that the outstanding borrowings exceed the amount of the new borrowing base (which is referred to as a “Borrowing Base Deficiency”). We will be required to repay the amount of the Borrowing Base Deficiency in four equal monthly installments after such amount has been determined. We are currently pursuing various alternatives, including entering into additional derivative contracts and/or repricing existing derivative contracts in order to reduce the Borrowing Base Deficiency. There can be no assurance that such efforts will be successful or that we will be able to repay any remaining amount of the Borrowing Base Deficiency in accordance with the terms of the First Lien Credit Agreement. See Item 1A. “Risk Factors — Risks Related to Our Business — Our borrowing base under our First Lien Credit Agreement could be redetermined to an amount that creates a deficiency that we do not have the ability to pay.”

Under the terms of our Second Lien Loan Agreement, we are required to make quarterly principal payments of $3.8 million. The next payment is due August 15, 2009. The balance remaining after the August 15, 2009 payment is $29.8 million and is due on September 30, 2009. Due to the likely principal payments required to be made under the First Lien Credit Agreement in connection with the Borrowing Base Deficiency, we are currently seeking to restructure the required principal payments under our Second Lien Loan Agreement; however, there can be no assurance that we will be successful in restructuring such principal payments.

We are actively pursuing lawsuits against the former chief financial officer and purchasing manager and others related to the matters arising out of the investigation. There can be no assurance that we will be successful in collecting any amounts in settlement of such claims.

As of May 15, 2009, we had $14.6 million of cash and cash equivalents. Based on our current estimates of our operating and administrative expenses and budgeted capital expenditures, we anticipate that we would have sufficient resources to satisfy these expenditures for the foreseeable future, if we can restructure our debt service obligations as discussed above. If we are unable to restructure our debt, we expect to be in default as of September 30, 2009 and the lenders may foreclose on our assets or pursue other remedies.

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. The following table summarizes these commitments at December 31, 2008:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

First Lien Credit Agreement	$189,000	$—	$189,000	$—	$—
Second Lien Loan Agreement	41,200	41,200	—	—	—
Other note obligations	772	682	76	14	—
Interest expense on credit agreements(1)	17,326	10,167	7,159	—	—
Operating lease obligations	696	174	296	226	—

Total commitments	$248,994	$52,223	$196,531	$240	$—

(1)	The interest payment obligation was computed using the LIBOR interest rate as of December 31, 2008. Assumes no reduction in the outstanding principal amount borrowed under the First Lien Credit Agreement prior to maturity.

In addition, we are a party to a management services agreement with Quest Energy Service, pursuant to which Quest Energy Service, through its affiliates and employees, carries out the directions of our general partner and provides us with legal, accounting, finance, tax, property management, engineering and risk management services. Quest Energy Service may additionally provide us with acquisition services in respect of opportunities for us to acquire long-lived, stable and proved oil and gas reserves.

Off-balance Sheet Arrangements

At December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such activities.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experiences and various other assumptions that we believe are reasonable; however, actual results may differ. Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Oil and Gas Reserves

Our most significant financial estimates are based on estimates of proved oil and gas reserves. Proved reserves represent estimated quantities of oil and gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production, and timing of development expenditures, including many factors beyond our control. The estimation process relies on assumptions and interpretations of available geologic, geophysical, engineering, and production data and, the accuracy of reserves estimates is a function of the quality and quantity of available data, engineering and geologic interpretation, and judgment. In addition, as a result of changing market conditions, commodity prices and future development costs will change from year to year, causing estimates of proved reserves to also change. Estimates of proved reserves are key components of our most significant financial estimates involving our unevaluated properties, our rate for recording depreciation, depletion and amortization and our full cost ceiling limitation. Our reserves are estimated on an annual basis by independent petroleum engineers.

In December 2008, the SEC released the final rule for the “Modernization of Oil and Gas Reporting.” The rule’s disclosure requirements will permit reporting of oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices and the use of new technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Companies will also be allowed to disclose probable and possible reserves in SEC filed documents. In addition, companies will be required to report the independence and qualifications of its reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit. The rule’s disclosure requirements become effective for our Annual Report on Form 10-K for the year ended December 31, 2009. The SEC is coordinating with the FASB to obtain the revisions necessary to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC will consider delaying the compliance date. The calculation of reserves using an average price is a significant change that should reduce the volatility of our reserve calculation and could impact any potential future impairments arising from our ceiling test.

Oil and Gas Properties

The method of accounting for oil and natural gas properties determines what costs are capitalized and how these cost are ultimately matched with revenues and expenses. We use the full cost method of accounting for oil and natural gas properties. Under the full cost method, all direct costs and certain indirect costs associated with the acquisition, exploration, and development of our oil and gas properties are capitalized.

Oil and gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved oil and gas reserves. Estimation of proved oil and gas reserves relies on professional judgment and use of factors that cannot be precisely determined. Holding all other factors constant, if proved oil and gas reserves were revised upward or downward, earnings would increase or decrease, respectively. Subsequent proved reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting period. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition represents a significant quantity of reserves, which would have a significant impact on the depreciation, depletion, and amortization rate.

Under the full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum, plus the lower of cost or fair value of unevaluated properties less income tax effects (the “ceiling limitation”). We perform a quarterly ceiling test to evaluate whether the net book value of our full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion, and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of our full cost pool is a non-cash charge that reduces earnings and impacts partners’ equity in the period of occurrence and typically results in lower depreciation, depletion, and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date. The risk that we will be required to write down the carrying value of our oil and gas properties increases when gas prices are depressed, even if low prices are temporary. In addition, a write-down may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.

The ceiling test is calculated using oil and natural gas prices in effect as of the balance sheet date and adjusted for “basis” or location differential, held constant over the life of the reserves. In addition, subsequent to the adoption of SFAS 143, Accounting for Asset Retirement Obligations, the future cash outflows associated with settling asset retirement obligations are not included in the computation of the discounted present value of future net revenues for the purpose of the ceiling test calculation.

Unevaluated Properties

The costs directly associated with unevaluated properties and properties under development are not initially included in the amortization base and relate to unproved leasehold acreage, seismic data, wells and production facilities in progress and wells pending determination together with interest costs capitalized for these projects. Unevaluated leasehold costs are transferred to the amortization base once determination has been made or upon expiration of a lease. Geological and geophysical costs associated with a specific unevaluated property are transferred to the amortization base with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. All items included in our unevaluated property balance are assessed on a quarterly basis for possible impairment or reduction in value. Any impairment to unevaluated properties is transferred to the amortization base. See Note 19 — Supplemental Information on Oil and Gas Producing Activities (Unaudited) in the notes to the consolidated financial statements for a summary by year of unevaluated costs.

Future Abandonment Costs

We have significant legal obligations to plug, abandon and dismantle existing wells and facilities that we have acquired, constructed, or developed. Liabilities for asset retirement obligations are recorded at fair value in the period incurred. Upon initial recognition of the asset retirement liability, the asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. Asset retirement costs included in the carrying amount of the related asset are subsequently allocated to expense as part of our depletion calculation. Additionally, increases in the discounted asset retirement liability resulting from the passage of time are recorded as lease operating expense.

Estimating the future asset retirement liability requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value. Present value calculations inherently incorporate numerous assumptions and judgments. These include the ultimate retirement and restoration costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing assets retirement liability, a corresponding adjustment will be made to the carrying cost of the related asset.

Derivative Instruments

Due to the historical volatility of oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of prices we receive for our production. Currently, we use collars, fixed-price swaps and fixed price sales contracts as our mechanism for hedging commodity prices. Our current derivative instruments are not accounted for as hedges for accounting purposes in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. As a result, we account for our derivative instruments on a mark-to-market basis, and changes in the fair value of derivative instruments are recognized as gains and losses which are included in other income and expense in the period of change. While we believe that the stabilization of prices and production afforded us by providing a revenue floor for our production is beneficial, this strategy may result in lower revenues than we would have if we were not a party to derivative instruments in times of rising oil and natural gas prices. As a result of rising commodity prices, we may recognize additional charges to future periods; however, for the year ended December 31, 2008 prices decreased, and we recognized a total gain on derivative financial instruments in the amount of $80.7 million, consisting of a $8.2 million realized gain and a $72.5 million unrealized gain. Our estimates of fair value are determined by the use of an option-pricing model that is based on various assumptions and factors including the time value of options, volatility, and closing NYMEX market indices.

Revenue Recognition

We derive revenue from our oil and natural gas operations from the sale of produced oil and natural gas. We use the sales method of accounting for the recognition of oil and gas revenue. Because there is a ready market for oil and natural gas, we sell our oil and natural gas shortly after production at various pipeline receipt points at which time title and risk of loss transfers to the buyer. Revenue is recorded when title and risk of loss is transferred based on our net revenue interests. Oil and gas sold in production operations is not significantly different from our share of production based on our interest in the properties.

Settlement of oil and gas sales occur after the month in which the oil and gas was produced. We estimate and accrue for the value of these sales using information available at the time the financial statements are generated. Differences are reflected in the accounting period that payments are received from the purchaser.

Recent Accounting Pronouncements

In March 2008, the FASB issued EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships, which requires that master limited partnerships use the two-class method of allocating earnings to calculate earnings per unit. EITF Issue No. 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. We are evaluating the effect this pronouncement will have on our earnings per unit.

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We implemented this standard on January 1, 2009. The adoption of FSP 157-2 is not expected to have a material impact on our financial condition, operations or cash flows.

Effective upon issuance, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) in October 2008. FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that financial asset is not active. As of December 31, 2008, we had no financial assets with a market that was not active. Accordingly, FSP 157-3 is not expect to have an impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 became effective beginning January 1, 2007 and applies to our restatements included in this filing but its adoption did not have a material impact on our financial position, results of operations, or cash flows.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. In addition, SFAS No. 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, with early adoption prohibited. We are currently assessing the impact this standard might have on our results of operations, cash flows and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. SFAS 161 is effective for fiscal years beginning after January 15, 2008, and we will comply with any necessary disclosure requirements beginning with the interim financial statements for the three months ended March 31, 2009.

On December 31, 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting, which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have had an effect on our 2009 depletion rates for our natural gas and crude oil properties and the amount of the impairment recognized as of December 31, 2008 had the new rules been effective for the period. The new rules are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule. We plan to implement the new requirements in our Annual Report on Form 10-K for the year ended December 31, 2009. We are currently evaluating the impact of the new rules on our consolidated financial statements.

Forward-Looking Statements

Various statements in this report, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include such matters as projections and estimates concerning the timing and success of specific projects; financial position; business and financial strategy; budgets; availability and terms of capital; amount, nature and timing of capital expenditures, including future development costs; drilling of wells; acquisition and development of oil and natural gas properties; timing and amount of future production of oil and gas; operating costs and other expenses; estimated future net revenues from oil and natural gas reserves and the present value thereof; cash flow and anticipated liquidity; and other plans and objectives for future operations.

When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

•	current financial instability and deteriorating economic conditions;

•	our current financial instability;

•	volatility of oil and gas prices;

•	completion of the Recombination;

•	increases in the cost of drilling, completion and gas gathering or other costs of developing and producing our reserves;

•	our restrictive debt covenants;

•	results of our hedging activities;

•	developments in oil and gas producing countries;

•	the impact of weather and the occurrence of natural disasters such as fires;

•	competition in the oil and gas industry;

•	availability of drilling and production equipment, labor and other services;

•	drilling, operational and environmental risks; and

•	regulatory changes and litigation risks.

You should consider carefully the statements in Item 1A. “Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

We have based these forward-looking statements on our current expectations and assumptions about future events. The forward-looking statements in this report speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about the financial instruments we use to manage commodity price and interest rate volatility. All contracts are financial contracts, which are settled in cash and do not require the actual delivery of a commodity quantity to satisfy settlement.

Commodity Price Risk

Our most significant market risk relates to the prices we receive for our oil and natural gas production. For example, NYMEX-WTI oil prices have declined from a record high of $147.55 per barrel in July 2008 to approximately $33.87 per barrel in December 2008. Meanwhile, near month NYMEX natural gas futures prices during 2008 ranged from as high as $13.58 per Mmbtu in July 2008 to as low as $5.29 per Mmbtu in December 2008. In light of the historical volatility of these commodities, we periodically have entered into, and expect in the future to enter into, derivative arrangements aimed at reducing the variability of oil and natural gas prices we receive for our production. From time to time, we enter into commodity pricing derivative contracts for a portion of our anticipated production volumes to provide certainty on future sales price and reduce revenue volatility.

We use, and may continue to use, a variety of commodity-based derivative financial instruments, including collars, fixed-price swaps and basis protection swaps. Our fixed price swap and collar transactions are settled based upon either NYMEX prices or index prices at our main delivery points, and our basis protection swap transactions are settled based upon the index price of natural gas at our main delivery points. Settlement for our natural gas derivative contracts typically occurs in advance of our purchaser receipts.

While we believe that the oil and natural gas price derivative arrangements we enter into are important to our program to manage price variability for our production, we have not designated any of our derivative contracts as hedges for accounting purposes. We record all derivative contracts on the balance sheet at fair value, which reflects changes in oil and natural gas prices. We establish fair value of our derivative contracts by price quotations obtained from counterparties to the derivative contracts. Changes in fair values of our derivative contracts are recognized in current period earnings. As a result, our current period earnings may be significantly affected by changes in fair value of our commodities derivative contracts. Changes in fair value are principally measured based on period-end prices compared to the contract price.

At December 31, 2008, 2007 and 2006, we were party to derivative financial instruments in order to manage commodity price risk associated with a portion of our expected future sales of our oil and gas production. None of these derivative instruments have been designated as hedges. Accordingly, we record all derivative instruments in the consolidated balance sheet at fair value with changes in fair value recognized in earnings as they occur. Both realized and unrealized gains and losses associated with derivative financial instruments are currently recognized in other income (expense) as they occur.

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Realized gains (losses)	$8,174	$7,279	$(17,712)
Unrealized gains (losses)	72,533	(5,318)	70,402

Total	$80,707	$1,961	$52,690

The following tables summarize the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts as of December 31, 2008:

	Year Ending December 31,
	2009	2010	2011	Thereafter	Total
	($ in thousands, except volumes and per unit data)

Natural Gas Swaps:
Contract volumes (Mmbtu)	14,629,200	12,499,060	2,000,004	2,000,004	31,128,268
Weighted-average fixed price per Mmbtu(1)	$7.78	$7.42	$8.00	$8.11	$7.67
Fair value, net	$38,107	$14,071	$2,441	$2,335	$56,954
Natural Gas Collars:
Contract volumes (Mmbtu):
Floor	750,000	630,000	3,549,996	3,000,000	7,929,996
Ceiling	750,000	630,000	3,549,996	3,000,000	7,929,996
Weighted-average fixed price per Mmbtu(1):
Floor	$11.00	$10.00	$7.39	$7.03	$7.79
Ceiling	$15.00	$13.11	$9.88	$7.39	$9.52
Fair value, net	$3,630	$1,875	$3,144	$2,074	$10,723
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	15,379,200	13,129,060	5,550,000	5,000,004	39,058,264
Weighted-average fixed price per Mmbtu(1)	$7.94	$7.55	$7.61	7.44	$7.70
Fair value, net	$41,737	$15,946	$5,585	4,409	$67,677
Crude Oil Swaps:
Contract volumes (Bbl)	36,000	30,000	—	—	66,000
Weighted-average fixed per Bbl(1)	$90.07	$87.50	—	—	$88.90
Fair value, net	$1,246	$666	—	—	$1,912

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

Interest Rate Risk

As of December 31, 2008, we had outstanding $231.0 million of variable-rate debt. A 1% increase in LIBOR interest rates would increase gross interest expense approximately $2.3 million per year. As of December 31, 2008, we did not have any interest hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see the accompanying consolidated financial statements attached hereto beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer of our general partner, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were not effective as of December 31, 2008. Under the management services agreement between us and Quest Energy Service, all of our financial reporting services are provided by Quest Energy Service. QRCP has advised us that it is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout QRCP and its subsidiaries and affiliates for whom it is responsible for providing accounting and finance services, including us, and by strengthening the accounting department through adding new personnel and resources. QRCP has obtained, and has advised us that it will continue to seek, the assistance of the Audit Committee of our general partner in connection with this process of remediation. Notwithstanding this determination, our management believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, under the supervision of the principal executive officer and the principal financial officer of our general partner, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors of our general partner, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following control deficiencies that constituted material weaknesses as of December 31, 2008:

(1)	Control environment — We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of these control environment material weaknesses contributed to the material weaknesses discussed in items (2) through (7) below. We did not maintain an effective control environment because of the following material weaknesses:

(a)	We did not maintain a tone and control consciousness that consistently emphasized adherence to accurate financial reporting and enforcement of our policies and procedures. This control deficiency fostered a lack of sufficient appreciation for internal controls over financial reporting, allowed for management override of internal controls in certain circumstances and resulted in an ineffective process for monitoring the adherence to our policies and procedures.

(b)	In addition, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment.

(c)	We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program, (ii) consistent background checks of personnel in positions of responsibility, and (iii) an ongoing program to manage identified fraud risks.

The control environment material weaknesses described above contributed to the material weaknesses related to the transfers that were the subject of the internal investigation and to our internal control over financial reporting, period end financial close and reporting, accounting for derivative instruments, depreciation, depletion and amortization, impairment of oil and gas properties and cash management described in items (2) to (7) below.

(2)	Internal control over financial reporting — We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a)	Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively.

(b)	We did not maintain an effective internal control monitoring function. Specifically, there were insufficient policies and procedures to effectively determine the adequacy of our internal control over financial reporting and monitoring the ongoing effectiveness thereof.

Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in items (3) through (7) below.

(3)	Period end financial close and reporting — We did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because of the following material weaknesses:

(a)	We did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements and to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

(b)	We did not maintain effective controls to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the accounting records.

(c)	We did not maintain effective controls over the preparation, review and approval of account reconciliations. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations.

(d)	We did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts. Specifically, effective controls were not designed and in place to ensure that intercompany balances were completely and accurately classified and reported in our underlying accounting records and to ensure proper elimination as part of the consolidation process.

(e)	We did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not designed and in place to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

(4)	Derivative instruments — We did not establish and maintain effective controls to ensure the correct application of GAAP related to derivative instruments. Specifically, we did not adequately document the criteria for measuring hedge effectiveness at the inception of certain derivative transactions and did not subsequently value those derivatives appropriately.

(5)	Depreciation, depletion and amortization — We did not establish and maintain effective controls to ensure completeness and accuracy of depreciation, depletion and amortization expense. Specifically, effective controls were not designed and in place to calculate and review the depletion of oil and gas properties.

(6)	Impairment of oil and gas properties — We did not establish and maintain effective controls to ensure the accuracy and application of GAAP related to the capitalization of costs related to oil and gas properties and the required evaluation of impairment of such costs. Specifically, effective controls were not designed and in place to determine, review and record the nature of items recorded to oil and gas properties and the calculation of oil and gas property impairments.

(7)	Cash management — We did not establish and maintain effective controls to adequately segregate the duties over cash management. Specifically, effective controls were not designed to prevent the misappropriation of cash.

Additionally, each of the control deficiencies described in items (1) through (7) above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. These material weaknesses resulted in the misstatement of our audited consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and our unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six months ended June 30, 2008 and the Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007 and the Predecessor’s unaudited consolidated financial statements as of and for the three months ended March 31, 2007 and as of and for the three and six months ended June 30, 2007 and as of and for the three and nine months ended September 30, 2007.

Based on management’s evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our independent registered public accounting firm, UHY LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, and that report appears in this Annual Report on Form 10-K.

Remediation Plan

Under the management services agreement between us and Quest Energy Service, all of our financial reporting services are provided by Quest Energy Service. QRCP has advised us that it is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout QRCP and its subsidiaries and affiliates for whom it is responsible for providing accounting and finance services, including us, and by strengthening the accounting department through adding new personnel and resources. QRCP has obtained, and has advised us that it will continue to seek, the assistance of the Audit Committee of our general partner in connection with this process of remediation. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment. In August 2008, Mr. David C. Lawler was appointed President (and in May 2009 was appointed as the Chief Executive Officer) (our principal executive officer) and in September 2008, Mr. Jack Collins was appointed Chief Compliance Officer. In January 2009, Mr. Eddie M. LeBlanc, III was appointed Chief Financial Officer (our principal financial and accounting officer). The design and implementation of these and other remediation efforts are the commitment and responsibility of this new leadership team.

In addition, Gary M. Pittman, one of our independent directors, was elected as Chairman of the Board, and J. Philip McCormick, who has significant prior public company audit committee experience, was added to our Board of Directors and Audit Committee.

Our new leadership team, together with other senior executives, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment will be communicated to and reinforced with every employee and to external stakeholders. This commitment is accompanied by a renewed management focus on processes that are intended to achieve accurate and reliable financial reporting.

As a result of the initiatives already underway to address the control deficiencies described above, Quest Energy Service has effected personnel changes in its accounting and financial reporting functions. It has also advised us that it has taken remedial actions, which included termination, with respect to all employees who were identified as being involved with the inappropriate transfers of funds. In addition, we have implemented additional training and/or increased supervision and established segregation of duties regarding the initiation, approval and reconciliation of cash transactions, including wire transfers.

The Board of Directors has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Board of Directors, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

We believe the measures described above will enhance the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

During the fourth quarter, and subsequent to December 31, 2008, we have begun the implementation of some of the remedial measures described above, including communication, both internally and externally, of our commitment to a strong control environment, high ethical standards, and financial reporting integrity and certain personnel actions.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Management

As is the case with many publicly traded partnerships, we do not directly have executive officers or directors. Our operations and activities are managed by our general partner, Quest Energy GP, which is wholly-owned by QRCP. Quest Energy GP has a board of directors that oversees its management, operations and activities. We refer to the board of directors of Quest Energy GP as the “board of directors of our general partner.”

Our general partner manages our operations and activities on our behalf. We have entered into a management services agreement with Quest Energy Service, pursuant to which Quest Energy Service provides us with legal, accounting, finance, tax, property management, engineering, risk management and acquisition services in respect of opportunities for us to acquire long-lived, stable and proved gas and oil reserves. The management services agreement provides that employees of Quest Energy Service (including the persons who are executive officers of our general partner) will devote such portion of their time as may be needed to conduct our business and affairs.

Our general partner is owned and controlled by QRCP. Unitholders will not be entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. As owner of our general partner, QRCP elects all the members of the board of directors of our general partner. Our general partner owes a fiduciary duty to our unitholders, although our partnership agreement limits such duties and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duties. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly nonrecourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are nonrecourse to it. Whenever possible, our general partner intends to cause us to incur indebtedness or other obligations that are nonrecourse to it.

Directors and Executive Officers

The following table shows information regarding the current directors and executive officers of our general partner. Directors are elected for one-year terms by QRCP, the owner of our general partner.

Name	Age	Positions Held	Term of Office Since

David C. Lawler	41	Chief Executive Officer, President and Director	2007
Eddie M. LeBlanc, III	60	Chief Financial Officer	2009
Gary M. Pittman(1)	45	Chairman of the Board and Director	2007
Mark A. Stansberry(1)	53	Director	2007
J. Philip McCormick(1)	67	Director	2008
Richard Marlin	56	Executive Vice President, Engineering	2007
David W. Bolton	40	Executive Vice President, Land	2007
Jack T. Collins	33	Executive Vice President, Finance/Corporate Development	2007
Thomas A. Lopus	50	Executive Vice President, Appalachia	2008

(1)	Member of the audit committee, nominating committee and the conflicts committee.

Our general partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Mr. Lawler serves as a director and as the Chief Executive Officer and President of our general partner. Mr. Lawler served as the Chief Operating Officer of our general partner from July 2007 to May 2009, then became the President of our general partner in August 2008 and the Chief Executive Officer of our general partner in May 2009. Mr. Lawler also served as the Chief Operating Officer of QRCP until May 2009, then became President of

QRCP in August 2008 and Chief Executive Officer of QRCP in May 2009. He has worked in the oil and gas industry for more than 18 years in various management and engineering positions. Prior to joining us, Mr. Lawler was employed by Shell Exploration & Production Company from May 1997 to May 2007 in roles of increasing responsibility, most recently as Engineering and Operations Manager for multiple assets along the U.S. Gulf Coast. Mr. Lawler graduated from the Colorado School of Mines in 1990 with a bachelor’s of science degree in petroleum engineering and earned his Masters in Business Administration from Tulane University in 2003.

Mr. LeBlanc joined us in January 2009 as the Chief Financial Officer of our general partner. Mr. LeBlanc also serves as the Chief Financial Officer of QRCP. He served as Executive Vice President and Chief Financial Officer of Ascent Energy Company, an independent, private oil and gas company, from July 2003 until it was sold to RAM Energy Resources in November 2007, after which time, Mr. LeBlanc went into retirement. Prior to that, Mr. LeBlanc was Senior Vice President and Chief Financial Officer of Range Resources Corporation, an NYSE-listed independent oil and gas company, from January 2000 to July 2003. Previously, Mr. LeBlanc was a founder of Interstate Natural Gas Company, which merged into Coho Energy in 1994. At Coho, he served as Senior Vice President and Chief Financial Officer until 1999. Mr. LeBlanc’s 35 years of experience include assignments in Celeron Corporation and the energy related subsidiaries of Goodyear Tire and Rubber. Prior to entering the oil and gas industry, Mr. LeBlanc was with a national accounting firm. He is a certified public accountant and a chartered financial analyst, and he received a B.S. in Business Administration from University of Southwestern Louisiana.

Mr. Pittman has been a director of our general partner since November 2007. Mr. Pittman is currently an active private investor with his own investment company, G. Pittman & Company, of which he has been president for the past 15 years, who began his career in private equity and investment banking. From 1987 to 1995, Mr. Pittman was Vice President of The Energy Recovery Fund, a $180 million private equity fund focused on the energy industry. Mr. Pittman has served as a director of various oil and natural gas companies, including Flotek Industries, Inc., a specialty chemical oil service company; Geokinetics, Inc., a seismic acquisition and processing company; Czar Resources, Ltd, a Canadian E&P company; and Sub Sea International, an offshore robotics and diving company. He owned and operated an oil and gas production and gas gathering company in Montana from 1992 to 1998. Mr. Pittman currently serves on the compensation and audit committees for Flotek and chairs the compensation committee and serves on the audit and governance committees for Geokinetics. Mr. Pittman holds a B.A. degree in Economics/Business from Wheaton College and an MBA from Georgetown University.

Mr. Stansberry has been a director of our general partner since November 2007. Mr. Stansberry currently serves as the Chairman and a director of The GTD Group, which owns and invests in companies including those specializing in energy consulting and management, environmental, governmental relations, international trade development and commercial construction. He has served as Chairman of The GTD Group since 1998. He served as 2007 Chairman of The Governor’s International Team and currently serves as Chairman of the State Chamber’s Energy Council in Oklahoma. He also serves on a number of other boards, including the Board of Directors of People to People International, and serves as President of the International Society of The Energy Advocates. Mr. Stansberry has testified before the U.S. Senate Energy and Natural Resources Committee and is the author of the book: The Braking Point: America’s Energy Dreams and Global Economic Realities. Mr. Stansberry is a 1977 Bachelor’s of Arts graduate from Oklahoma Christian University, a graduate of the Fund for American Studies/Georgetown University, and a graduate of the Intermediate School of Banking, Oklahoma State University.

Mr. McCormick has been a director of our general partner since November 2008. Mr. McCormick has 26 years of public accounting experience. Since 1999, Mr. McCormick has been an independent investor and corporate advisor. He was a director of NASDAQ-listed Advanced Neuromodulation Systems Inc. from 2003 to 2005 until its sale, and he currently serves as a director and member of the Audit Committee of Renaissance Growth and Income Fund III. He served as Executive Vice President and Chief Financial Officer of Highwaymaster Communications, Inc. from 1997 to 1998, was Senior Vice President and Chief Financial Officer of Enserch Exploration Inc. from 1995 to 1997, and served in senior management positions with the Lone Star Gas Division of Enserch Corporation from 1991 to 1995. Mr. McCormick was an audit partner, senior management member and director of KPMG Peat Marwick and KMG Main Hurdman from 1973 to 1991. Mr. McCormick holds a BBA degree in Accounting and a Master of Science from Texas A&I University.

Mr. Marlin serves as Executive Vice President — Engineering of our general partner. Mr. Marlin has served as Executive Vice President — Engineering of QRCP since September 2004. He also was QRCP’s Chief Operations Officer from February 2005 through July 2006. He was QRCP’s engineering manager from November 2002 to September 2004. Prior to that, he was the engineering manager for STP from 1999 until QRCP’s acquisition of STP in November 2002. Prior to that, he was employed by Parker and Parsley Petroleum as the Mid-Continent Operations Manager for 12 years. Mr. Marlin has more than 32 years industry experience involving all phases of drilling and production in more than 14 states. His experience also involved primary and secondary operations along with the design and oversight of gathering systems that move as much as 175 Mmcf/d. He is a registered Professional Engineer holding licenses in Oklahoma and Colorado. Mr. Marlin earned a B.S. in Industrial Engineering and Management from Oklahoma State University in 1974. Mr. Marlin was a Director of the Mid-Continent Coal Bed Methane Forum from 2003 to 2005.

Mr. Bolton serves as Executive Vice President — Land of our general partner. Mr. Bolton has served as Executive Vice President — Land of QRCP since May 2006. Prior to that, he was a Land Manager for Continental Land Resources, LLC, an Oklahoma based oil and gas lease broker from May 2004 to May 2006. Prior to that, Mr. Bolton was a landman for Continental Land Resources from April 2001 to May 2004. He was an independent landman from 1995 to April 2001. Mr. Bolton is a Certified Professional Landman with over 18 years of experience in various aspects of the oil and gas industry, and has worked extensively throughout Oklahoma, Texas, and Kansas. Mr. Bolton holds a Bachelor of Liberal Studies degree from the University of Oklahoma, attended the Oklahoma City University School of Law, and is a member of American Association of Petroleum Landmen, Oklahoma City Association of Petroleum Landmen, the American Bar Association, and the Energy Bar Association.

Mr. Collins joined us in December 2007 as Executive Vice President — Investor Relations of our general partner and QRCP. From September 2008 to January 2009, he served as the Interim Chief Financial Officer of our general partner and QRCP, and since January 2009, he has served as the Executive Vice President — Finance/Corporate Development of our general partner and QRCP. Mr. Collins has more than 11 years of experience providing analysis and advice to oil and gas industry investors. Prior to joining us, he worked for A.G. Edwards & Sons, Inc., a national, full-service brokerage firm, from 1999 to 2007 in various positions, most recently as a Securities Analyst, where he was responsible for initiating the firm’s coverage of the high yield U.S. energy stock sector (E&P partnerships and U.S. royalty trusts). As an Associate Analyst (2001 to 2005) and Research Associate (1999 to 2001) at A.G. Edwards, he assisted senior analysts in coverage of the independent E&P and oilfield service sectors of the energy industry. Mr. Collins holds a Bachelors degree in Economics with a Business Emphasis from the University of Colorado at Boulder.

Mr. Lopus has served as Executive Vice President — Appalachia of our general partner since July 2008. Mr. Lopus also serves as Executive Vice President — Appalachia of QRCP. Mr. Lopus has more than 27 years of experience in the oil and gas industry. Prior to joining us, Mr. Lopus served as Senior Vice President of Eastern Operations for Linn Energy, LLC from April 2006 to July 2008 where he was responsible for all Eastern United States oil and natural gas activity. From April 2005 to March 2006, he was an independent consultant for a variety of oil and gas related businesses. From February 2002 to March 2005, Mr. Lopus held senior management positions at Equitable Resources, Inc., where he was responsible for all oil and natural gas operations. Prior to that, he worked at FINA, Inc. for 20 years, where he was in charge of all oil and natural gas operations in the United States. Mr. Lopus is a registered petroleum engineer and received a Bachelor of Science degree from The Pennsylvania State University in Petroleum and Natural Gas Engineering. He has held leadership positions with numerous industry and civic organizations, including the Independent Petroleum Association of America, Society of Petroleum Engineers, American Petroleum Institute, United Way, and March of Dimes.

Corporate Governance

Committees of the Board of Directors

The board of directors of our general partner has established an audit committee, a nominating committee and a conflicts committee. There currently are no other committees of the board of directors of our general partner. Because we are a limited partnership, the listing standards of NASDAQ do not require that we or our general partner have a majority of independent directors or a nominating or compensation committee of the board of directors. We are, however, required to have an audit committee, all of whose members are required to be “independent” under NASDAQ standards as described below.

Audit Committee.  The audit committee is comprised of Gary M. Pittman, Mark A. Stansberry and J. Philip McCormick (chairman). The board of directors of our general partner has determined that each member of the audit committee meets the independence and experience standards established by the NASDAQ Global Market and SEC rules. In addition, the board of directors of our general partner has determined that Mr. McCormick and Mr. Pittman meet the SEC’s definition of an “audit committee financial expert” based on their business and experience and background described above under “— Directors and Executive Officers.”

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, to approve all auditing services and related fees and the terms thereof, and to pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee also is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee. The charter for the audit committee is posted under the “Investors — Corporate Governance” section of our website at www.qelp.net.

Conflicts Committee.  The board of directors of our general partner has established a conflicts committee. The conflicts committee will review specific matters that the board of directors believes may involve conflicts of interest. At the request of the board of directors of our general partner, the conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us (in light of the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us). The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including QRCP, and must meet the independence and experience standards established by the NASDAQ Global Market and SEC rules for service on an audit committee of a board of directors, and certain other requirements. Each member of the conflicts committee meets these standards. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

The conflicts committee has recently retained legal counsel and a financial advisor to advise it in connection with the proposed Recombination.

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

Reimbursement of Expenses of Our General Partner

Our general partner will not receive any management fee or other compensation for its management of our partnership. However, our partnership agreement requires us to reimburse our general partner for all actual direct and indirect expenses it incurs or actual payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business including overhead allocated to our general partner by its affiliates, including QRCP. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. We do not expect to incur any additional fees or to make other payments to these entities in connection with operating our business. Our general partner is entitled to determine in good faith the expenses that are allocable to us. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. We expect that we will reimburse QRCP for at least a majority of the compensation and benefits paid to the executive officers of our general partner. In addition, we have entered into a management services agreement with Quest Energy Service pursuant to which Quest Energy Service operates our assets and performs other administrative services for us such as accounting, corporate development, finance, land, legal and engineering. We will reimburse Quest Energy Services for its costs in performing these services, plus related expenses. For 2008, we reimbursed QRCP and Quest Energy Service for a total of $10.6 million in costs and expenses.

Code of Ethics

The corporate governance of our general partner is, in effect, the corporate governance of our partnership, subject in all cases to any specific unitholder rights contained in our partnership agreement.

Our general partner has adopted a code of business conduct and ethics that applies to all officers, directors and employees of our general partner and its affiliates. A copy of our code of business conduct is available on our website at www.qelp.net. Any substantive amendment to, or waiver from, a provision of our code of business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Directors, executive officers and greater than 10% equityholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of Forms 3, 4, 5 and amendments thereto furnished to us and written representations that no other reports were required, during and for the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

As mentioned earlier, because we are a limited partnership, the listing standards of NASDAQ do not require that we or our general partner have a compensation committee of the board of directors. Since we do not directly employ any of the persons responsible for managing our business, the board of directors of our general partner has not established its own compensation committee, but instead relies on the Compensation Committee of QRCP’s board of directors (the “Committee”) to ensure alignment of all employees with the broader corporate organization. The Committee has elected to make employee equity awards in QRCP common stock in order to have all employees working toward a common set of goals. Our general partner manages our operations and activities, and its board of directors and officers makes decisions on our behalf. The compensation of the officers of our general partner and of Quest Energy Service’s employees that perform services on our behalf is determined by the Committee of, and paid for by, QRCP. The Committee consults with the board of directors of our general partner, but the final decisions discussed in this Item 11 are made by the Committee or QRCP’s board of directors. The officers of our general partner may participate in employee benefit plans and arrangements sponsored by QRCP and us. Our general partner has not entered into any employment agreements with any of its officers.

The “Named Executive Officers” of our general partner listed in the Summary Compensation Table (the “Named Executive Officers”) also serve as executive officers of QRCP, and the compensation of the Named Executive Officers discussed below reflects total compensation for services to us, QRCP and all of QRCP’s other affiliates. We reimburse all expenses incurred on our behalf, including the costs of employee compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business, pursuant to QRCP’s allocation methodology and subject to the terms of the management services agreement and the omnibus agreement.

Based on the information that we track regarding the amount of time spent by each of the Named Executive Officers on business matters relating to us, we estimate that such officers devoted the following percentage of their time to our business and to QRCP and its other affiliates, respectively, for 2008:

		Percentage of Time
	Percentage of Time	Devoted to Business of
	Devoted to Our	QRCP and Its Other
Name	Business	Affiliates

Jerry D. Cash	33%	67%
David C. Lawler	50%	50%
David E. Grose	33%	67%
Jack T. Collins	40%	60%
Richard Marlin	60%	40%
David W. Bolton	80%	20%
Thomas A. Lopus	40%	60%

QRCP’s Compensation Philosophy

QRCP’s compensation philosophy is to manage Named Executive Officer total compensation at the median level (50th percentile) relative to companies with which we compete for talent (which are primarily peer group companies). The Committee compares compensation levels with a selected cross-industry group of other oil and natural gas exploration and production companies of similar size to establish a competitive compensation package.

QRCP has the ultimate decision-making authority with respect to the total compensation of the Named Executive Officers. The elements of compensation discussed below, and QRCP’s decisions with respect to the levels of such compensation, is not subject to approval by the board of directors of our general partner, including the audit and conflicts committees thereof. However, the board of directors of our general partner provides input and suggestions to the Committee. Awards under our long-term incentive plan are made by the board of directors of our general partner or a committee thereof.

Role of the Compensation Committee

The Committee is responsible for reviewing and approving all aspects of compensation for the Named Executive Officers. In meeting these responsibilities, the Committee’s policy is to ensure that Named Executive Officer compensation is designed to achieve three primary objectives:

•	attract and retain well-qualified executives who will lead us and achieve superior performance;

•	tie annual incentives to achievement of specific, measurable short-term corporate goals; and

•	align the interests of management with those of the equity holders to encourage achievement of increases in equityholder value.

The Committee retained the independent compensation consulting firm of Towers Perrin (“T-P”) in February 2008 to: (i) assist the Committee in formulating QRCP’s compensation policies for 2008 and future years; (ii) provide advice to the Committee concerning specific compensation packages and appropriate levels of QRCP’s Named Executive Officers’ compensation; (iii) provide advice about competitive levels of compensation and marketplace trends in the oil and gas industry; and (iv) review and recommend changes in QRCP’s compensation system and programs. As described below, T-P compiled competitive salary data for seven of QRCP’s peer group companies and eight of our peer group companies and assisted the Committee in its benchmarking efforts, among other things. T-P had a conference call with the Committee in order to gather information about QRCP and its business.

Additionally, in September 2008, the Committee subscribed to a service provided by Equilar, Inc. (“Equilar”) to create reports concerning compensation data (including base salary, bonus compensation and equity awards) to assist the Committee in analyzing the compensation received by QRCP’s Named Executive Officers and directors in comparison to publicly-traded benchmarked companies as described below.

In connection with the adoption of a Long Term Incentive Plan (“LTIP”) and amendments made to QRCP’s 2005 Omnibus Stock Award Plan (the “Omnibus Plan”) and Management Annual Incentive Plan (the “QRCP Bonus Plan”) in May 2008, the Committee retained RiskMetrics Group, formerly Institutional Shareholder Services (“RiskMetrics”), to advise it with respect to corporate governance matters.

The Committee separately considered the elements of (i) base salary, (ii) base salary plus target bonus, and (iii) long-term equity incentive value, comparing QRCP’s compensation for such elements to the median level (50th percentile) of our peer group for 2008. The Committee believed the metric of actual total cash compensation (base salary, as well as base salary plus bonus) was key to retaining well-qualified executives and to providing annual incentives and therefore gave it a heavier weighting than QRCP’s peer group. The Committee made adjustments to attempt to align the actual total annual cash compensation between the 50th to 75th percentiles of QRCP’s market peer group, while taking into account differences in job titles and duties, as well as individual performance. The Committee believes that total compensation packages (taking into account long term equity compensation) were between the 25th and 50th percentiles of QRCP’s market peer group. Initially, equity awards of QRCP’s stock were granted as part of the Named Executive Officers’ employment agreements in a lump sum that vested over a three-year period. As discussed below, the Committee adopted the LTIP in 2008 in order to provide the Named Executive Officers with annual grants of equity incentive compensation. However, this program was cancelled at the end of 2008 due to QRCP’s low stock price.

Role of Management in Compensation Process

Each year the Committee asks the principal executive officer (which prior to August 22, 2008, was Jerry D. Cash, our former Chief Executive Officer, and after that date was David C. Lawler, our President and current Chief Executive Officer) and principal financial officer to present a proposed compensation plan for the fiscal year beginning January 1 and ending December 31 (each, a “Plan Year”), along with supporting and competitive market data. For 2008, T-P assisted QRCP’s management in providing this competitive market data, primarily through published and private salary surveys. The compensation amounts presented to the Committee for the 2008 Plan Year were determined based upon Mr. Cash’s negotiations with the Named Executive Officers (taking into account the T-P competitive data). The Committee then met with Mr. Cash to review the proposal and establish the compensation plan, with members of T-P participating by telephone.

The Committee monitors the performance of the Named Executive Officers throughout the Plan Year against the targets set for each performance measure. At the end of the Plan Year, the Committee meets with the principal executive officer and principal financial officer to review the final results compared to the established performance goals before determining the Named Executive Officers’ compensation levels for the Plan Year. During these meetings, the Committee also establishes the Named Executive Officer compensation plan for the upcoming Plan Year, based on the principal executive officer’s recommendations. In general, the plan must be established within the first 90 days of a Plan Year.

During 2008, QRCP hired Thomas A. Lopus, who was one of the Named Executive Officers for 2008. The compensation package for Mr. Lopus was negotiated between Mr. Cash and Mr. Lopus (taking into account the T-P competitive data). The Committee then met with Mr. Cash to review and approve the proposed compensation package.

In connection with David C. Lawler’s change of executive officer position in October 2008, Mr. Lawler and the Committee renegotiated his compensation package after taking into account the T-P and Equilar competitive data.

Mr. Lawler was actively involved in the renegotiation of Mr. Collins’ employment agreement in October 2008 and made the determination of the amount of the discretionary bonuses awarded to the other Named Executive Officers in January 2009 under the Supplemental Bonus Program discussed below.

Performance Peer Groups

In 2008, the Committee retained T-P as its independent compensation consultant to advise the Committee on matters related to the Named Executive Officers’ compensation program. To assist the Committee in its benchmarking efforts, T-P provided a compensation analysis and survey data for peer groups of companies that are similar in scale and scope to us and QRCP. With the assistance of T-P, the Committee selected (i) a peer group for QRCP consisting of the following seven publicly traded U.S. exploration and production companies which had annual revenues ranging from $4 million to $106 million: American Oil & Gas Inc., Aurora Oil & Gas Corp., Brigham Exploration Co., Double Eagle Petroleum Co., Kodiak Oil & Gas Corp., Rex Energy Corp. and Warren Resources Inc.; and (ii) a peer group for us consisting of the following eight publicly traded U.S. limited partnerships and limited liability companies: Atlas Energy Resources, LLC, Linn Energy, LLC, BreitBurn Energy Partners, L.P., Legacy Reserves, L.P., EV Energy Partners, L.P., Constellation Energy Partners, LLC, Encore Energy Partners, L.P. and Vanguard Natural Resources, LLC.

Additionally, the Committee utilized Equilar in 2008 to collect market data concerning total compensation for director and Named Executive Officer positions at comparable peer group companies. The peer group used for the Equilar benchmarking service includes: ATP Oil & Gas Corporation, Brigham Exploration Co., Carrizo Oil & Gas, Inc., Edge Petroleum Corporation, Gastar Exploration Ltd., GMX Resources Inc., Goodrich Petroleum Corporation, Linn Energy, LLC, McMoRan Exploration Co., Parallel Petroleum Corporation, Toreador Resources Corporation, and Warren Resources Inc.

Elements of QRCP’s Executive Compensation Program

QRCP’s compensation program for Named Executive Officers consists of the following components:

Base Salary:  The base salary element of QRCP’s compensation program serves as the foundation for other compensation components and addresses the first compensation objective stated above, which is to attract and retain well-qualified executives. Base salaries for all Named Executive Officers are established based on their scope of responsibilities, taking into account competitive market compensation paid by other companies in QRCP’s peer group. The Committee considers the median salary range for each Named Executive Officer’s counterpart, but makes adjustments to reflect differences in job descriptions and scope of responsibilities for each Named Executive Officer and to reflect the Committee’s philosophy that each Named Executive Officer’s total compensation should be at the median level (50th percentile) relative to QRCP’s peer group. The Committee annually reviews base salaries for Named Executive Officers and makes adjustments from time to time to realign their salaries, after taking into account individual performance, responsibilities, experience, autonomy, strategic perspectives and marketability, as well as the recommendations of the principal executive officer.

In August 2008, David C. Lawler’s and Jack T. Collins’s executive officer positions changed and their duties and responsibilities increased. Accordingly, in October 2008, their base salaries were increased and they were granted stock options after the Committee took into account their individual performance, increased responsibilities and experience and competitive data provided by T-P and Equilar.

The Committee allocated approximately 4% of all base salaries of the Named Executive Officers to a pool to be used as a cost of living adjustment. The Committee approved a 4% increase for Mr. Cash and gave Mr. Cash the authority to divide the remaining pool among the Named Executive Officers (other than Mr. Cash).

Management Annual Incentive Plan:  In 2006, the Committee established the QRCP Bonus Plan. The QRCP Bonus Plan is intended to recognize value creation by providing competitive incentives for meeting and exceeding annual financial and operating performance measurement targets related to QRCP’s exploration and production operations, including our operations.

By providing market-competitive bonus awards, the Committee believes the QRCP Bonus Plan supports the compensation objective of attracting and retaining Named Executive Officer talent critical to achieving superior performance and support the compensation objective of tying annual incentives to the achievement of specific short-term performance goals during the year, which creates a direct connection between the executive’s pay and QRCP’s and our financial performance.

For 2008, awards under the QRCP Bonus Plan were paid solely in cash. The Committee anticipates that future annual bonus awards will also be paid only in the form of cash awards, except that a portion of Mr. Lawler’s award may be paid in the form of QRCP common stock.

Each year the Committee establishes goals during the first quarter of the calendar year. The 2008 performance goals for the QRCP Bonus Plan are described below. The amount of the bonus payable to each participant varies based on the percentage of the performance goals achieved and the employee’s position with us. More senior ranking management personnel are entitled to bonuses that are potentially a higher percentage of their base salaries, reflecting the Committee’s philosophy that higher ranking employees should have a greater percentage of their overall compensation at risk.

Each executive officer and key employee that participates in the QRCP Bonus Plan has a target bonus percentage expressed as a percentage of base salary based on his or her level of responsibility. The performance criteria for 2008 included minimum performance thresholds required to earn any incentive compensation, as well as maximum payouts geared towards rewarding extraordinary performance, thus, actual awards can range from 0% (if performance is below 60% of target) to 99% of base salary for our most senior executives (if performance is 150% of target). For 2008, the potential bonus amounts for each of Messrs. Cash, Grose, Lawler, and Collins were as follows: If QRCP achieved (on a consolidated basis) an average of its financial goals of 60%, their incentive awards would be 22% of base salary. If QRCP achieved (on a consolidated basis) an average of its financial goals of 100%, their incentive awards would be 42% of base salary. If QRCP achieved (on a consolidated basis) an average of its financial goals of 150%, their incentive awards would be 99% of base salary. For 2008, the potential bonus amounts for each of the other Named Executive Officers were as follows: If QRCP achieved (on a consolidated basis) an average of its financial goals of 60%, their incentive awards would be 7% of base salary. If QRCP achieved (on a consolidated basis) an average of its financial goals of 100%, their incentive awards would be 27% of base salary. If QRCP achieved (on a consolidated basis) an average of its financial goals of 150%, their incentive awards would be 73.5% of base salary.

After the end of the Plan Year, the Committee determines to what extent QRCP and the participants have achieved the performance measurement goals. The Committee calculates and certifies in writing the amount of each participant’s bonus based upon the actual achievements and computation formula set forth in the QRCP Bonus Plan. The Committee has no discretion to increase the amount of any Named Executive Officer’s bonus as so determined, but may reduce the amount of or totally eliminate such bonus, if it determines, in its absolute and sole discretion that such reduction or elimination is appropriate in order to reflect the Named Executive Officer’s performance or unanticipated factors. The performance period (“Incentive Period”) with respect to which target awards and bonuses may be payable under the QRCP Bonus Plan will generally be the fiscal year beginning on January 1 and ending on December 31, but the Committee has the authority to designate different Incentive Periods.

The Committee increased certain 2008 performance targets for the QRCP Bonus Plan from the 2007 levels. Since QRCP’s drilling program for 2008 concentrated mainly on drilling new wells located on our proved undeveloped reserves, the Committee eliminated the increase in year end proved reserves as a performance measure in 2008. The Committee added a “health, safety and environment” target in order to reflect QRCP’s commitment to improving the environment, increasing worker safety and reducing costs. The Committee established the 2008 performance targets and percentages of goals achieved for each of the five corporate goals described below:

	Percentage of Goal Achieved
	50%	100%	150%

Performance Measure and % Weight
Cost reduction in savings — health, safety and environment (20% in the aggregate)
Number of OSHA recordable injuries (5%)	33	30	26
Number of vehicle incidents > $1,000 (5%)	20	18	15
Salt water spills (Bbls) (5%)	14,760	13,120	11,480
Number of spills (5%)	338	301	263
EBITDA (earnings before interest, taxes, depreciation and amortization) (20%)	$69,300,000	$72,400,000	$78,800,000
Lease operating expense (excluding gross production taxes and ad valorem taxes) (20%)	$28,246,660	$25,700,000	$23,153,000
Finding and development cost (20%)	$1.52/Mcf	$1.39/Mcf	$1.25/Mcf
Production (20%)	22.5 Bcfe	23.1 Bcfe	24.5 Bcfe

Each of the five corporate goals were equally weighted. The amount of the incentive bonus varies depending upon the average percentage of the goals achieved. For amounts between 50% and 100% and between 100% and 150%, linear interpolation is used to determine the “Percentage of Goal Achieved.” For amounts below 50%, the “Percentage of Goal Achieved” is determined using the same scale as between 50% and 100%. For amounts in excess of 150%, the “Percentage of Goal Achieved” is determined using the same scale as between 100% and 150%. For 2008, no incentive awards would have been payable under the QRCP Bonus Plan if the average percentage of the goals achieved was less than 60%. Additionally, no additional incentive awards were payable if the average percentage of the goals achieved exceeded 150%. For 2008, the average percentage of the goals achieved under the QRCP Bonus Plan was 60.9%. QRCP and we made a dramatic improvement in our health, safety and environment performance for 2008 compared to 2007. Without this strong health, safety and environment performance QRCP’s average percentage of goals achieved would have been below 60% and no bonuses would have been payable under the QRCP Bonus Plan. QRCP believes that we realized a number of benefits from improving our health, safety and environment performance, including improving the environment where our wells are located, reducing worker injuries and reducing costs. In addition, we should be able to significantly lower our insurance costs if we are able to maintain our 2008 level of performance.

Additionally, with respect to the 2008 awards, and any future awards under the QRCP Bonus Plan, if QRCP’s overall performance (on a consolidated basis) under the QRCP Bonus Plan equals or exceeds 100%, Mr. Lawler will be granted a number of performance shares and restricted shares (valued based on the closing price of QRCP’s common stock at year end) under QRCP’s Omnibus Plan, each having a value equal to 50% of the payment Mr. Lawler would have been paid under the QRCP Bonus Plan if QRCP’s overall performance (on a consolidated basis) under the QRCP Bonus Plan was 100%. The performance shares will be immediately vested and the restricted shares will vest on the first anniversary of the date of grant. QRCP’s overall performance (on a consolidated basis) under the QRCP Bonus Plan for 2008 was less than 100%, so no additional equity award was payable to Mr. Lawler for 2008.

Mr. Lopus commenced employment as our general partner’s EVP — Appalachia in July 2008, and Mr. Lopus received a pro rata portion of the bonus for 2008 under the QRCP Bonus Plan.

Discretionary Bonuses:  In October 2008, QRCP’s Board of Directors adopted a 2008 Supplemental Bonus Plan (the “Supplemental Bonus Plan”) for certain key employees, excluding Mr. Lawler. The Supplemental Bonus Plan provided additional incentive and bonus opportunities to supplement the bonus opportunities available to QRCP’s employees under the QRCP Bonus Plan for 2008 and additional key employees. The determination as to whether a bonus payment was made under the Supplemental Bonus Plan and the amount of that payment was solely within the discretion of Mr. Lawler, who took into account both QRCP’s performance (on a consolidated basis)

during 2008 and the respective employee’s individual performance during 2008. The maximum amount that an employee was eligible to receive under the Supplemental Bonus Plan was dependent upon the employee’s classification under the QRCP Bonus Plan less the actual amount such individual received under the QRCP Bonus Plan, if any, for 2008. The maximum aggregate amount of bonuses available under the Supplemental Bonus Plan was capped at $2 million. Employees were to receive their supplemental bonuses in quarterly payments in 2009. To the extent an employee’s payment under the QRCP Bonus Plan, if any, was greater than or less than originally anticipated at the time the amount of the employee’s supplemental bonus was established, any quarterly payment made after the payment under the QRCP Bonus Plan were to be appropriately adjusted. Mr. Lawler awarded quarterly discretionary bonuses in January 2009, which were related to 2008 performance. The Committee subsequently terminated the Supplemental Bonus Program.

In connection with the amendment to Mr. Lawler’s employment agreement in October 2008 and in lieu of participating in the Supplemental Bonus Plan, the Committee authorized the payment of a $232,000 bonus to Mr. Lawler in November 2008 and payment of an amount equal to $164,000 minus the amount, if any, Mr. Lawler is paid under the QRCP Bonus Plan in 2009 for his 2008 performance, which was payable at the same time as the awards under the QRCP Bonus Plan for 2008 were payable in March 2009.

Certain of QRCP’s executive officers had entered into 10b(5)-1(c) trading plans with QRCP and a designated broker that provided that upon vesting of restricted stock QRCP’s chief financial officer would notify the designated broker of the number of shares that needed to be sold in order to generate sufficient funds to satisfy the executive officers’ tax withholding obligations (which would have been about 30% of the shares that vested). During 2008, several of the executive officers had restricted shares that vested in March and April at a time when QRCP’s stock price was generally between $6.50 and $7.00 per share. QRCP’s former chief financial officer did not perform his obligations under the trading plans, but the executive officers still incurred a tax liability based on the stock price on the date of vesting. Subsequent to the disclosure of the Transfers, QRCP’s stock price dropped significantly to under one dollar. At that time, it came to the attention of our Board of Directors that QRCP’s former chief financial officer had not complied with the trading plans. The Board of Directors decided to make the executive officers whole due to QRCP’s former chief financial officer’s inaction. The Board of Directors agreed to pay the affected executive officers a bonus equal to the value of approximately 30% of each executive officer’s stock on the date of vesting in exchange for approximately 30% of the vested shares (the approximate number of shares that would have been sold under the trading plans). QRCP’s Board of Directors also agreed to pay the affected executive officers a tax gross-up payment on this bonus, since the bonus was additional taxable income that the executive officers would not have had if our former chief financial officer had complied with the trading plans.

Productivity Gain Sharing Payments:  For part of 2008, QRCP made productivity sharing payments, which were comprised of a one-time cash payment equal to 10% of an individual’s monthly base salary earned during each month that our CBM production rate increased by 1,000 Mcf/day over the prior record. All of QRCP’s employees were eligible to receive productivity gain sharing payments. The purpose of these payments was to incentivize all employees, including Named Executive Officers, to continually and immediately focus on production. The Named Executive Officers received payments equal to less than one month of base salary as a result of this plan.

Equity Awards:  The Committee believes that the long-term performance of our and QRCP’s executive officers is enhanced through ownership of stock-based awards, such as QRCP stock options and QRCP restricted stock (and potentially unit awards for our common units) which expose executive officers to the risks of downside stock prices and unit prices and provide an incentive for executive officers to build shareholder and unitholder value.

Omnibus Stock Award Plan.  QRCP’s Omnibus Plan provides for grants of the following securities of QRCP: non-qualified stock options, restricted shares, bonus shares, deferred shares, stock appreciation rights, performance units and performance shares. Currently, the total number of shares that may be issued under the Omnibus Plan is 2,700,000. The Omnibus Plan also permits the grant of incentive stock options. The objectives of the Omnibus Plan are to strengthen key employees’ and QRCP’s non-employee directors’ commitment to QRCP’s success, to stimulate key employees’ and QRCP’s non-employee directors’ efforts on QRCP’s behalf and to help QRCP attract new employees with the education, skills and experience QRCP needs and retain existing key employees. All of QRCP’s equity awards consisting of QRCP’s common stock are issued under the Omnibus Plan.

In connection with the adoption of QRCP’s LTIP and amendments made to the Omnibus Plan and QRCP Bonus Plan in May 2008, the Committee received guidance from RiskMetrics with respect to corporate governance matters. As a result of the Committee’s discussions with RiskMetrics, the Committee adopted a “burn rate” policy. This policy provides that for the years ended December 31, 2008, 2009 and 2010, QRCP’s prospective three-year average burn rate with respect to QRCP’s equity awards will not exceed the mean and one standard deviation of QRCP’s Global Industry Classification Standards Peer Group (1010 — Energy) of 4.43%. For purposes of calculating the three-year average burn rate under this burn rate policy, each restricted stock (unit), bonus share or stock award or any forms of full-value awards granted under QRCP’s equity plans will be counted as 1.5 award shares and will be calculated as (i) the number of equity awards granted in each fiscal year by the Committee to employees and directors, excluding awards granted to replace securities assumed in connection with a business combination transaction, divided by (ii) the weighted average basic shares outstanding.

As a result of the termination of Messrs. Cash and Grose and other employees related to the internal investigation and related matters, a significant percentage of QRCP’s prior unvested equity awards were forfeited during 2008. However, under the burn rate policy, awards that are forfeited during the year are not taken into account in calculating the burn rate.

In order to attract a new chief financial officer and to compensate Messrs. Lawler and Collins for their increased roles at QRCP, the Committee determined that it was necessary under the circumstances to grant new equity awards during 2008 that exceeded the burn rate policy. However, QRCP is significantly below the burn rate policy if the forfeiture of previously granted awards is taken into consideration.

QRCP’s Long-Term Incentive Plan.  In May 2008, the Committee adopted the LTIP. Under the LTIP, our and QRCP’s principal executive officer would have received awards of restricted stock under the Omnibus Plan if the adjusted average share price for a calendar year exceeded both the “initial value” ($9.74 for 2007) and the “adjusted average share price” for the prior year. The “adjusted average share price” is the adjusted average of the fair market values for each trading day during a calendar year, taking into account the trading volume of QRCP’s shares on each day. Any restricted stock awards granted to a QRCP principal executive officer under the LTIP would have vested ratably over a three-year period. The LTIP also provided for awards of restricted stock to the other participants (including the Named Executive Officers) based upon (1) a pool of 3% of QRCP’s consolidated income before depreciation, depletion, amortization and taxes and ignoring changes in income attributable to non-cash changes in derivative fair value and (2) the stock price as of the day awards were made under the Omnibus Plan. Any restricted stock awards under the LTIP to the other participants would have vested over a two-year period.

The LTIP was intended to encourage participants to focus on our and QRCP’s long-term performance, align the interests of management with those of QRCP’s stockholders, and provide an opportunity for our and QRCP’s executive officers to increase their stake in QRCP through grants of restricted stock pursuant to the terms of the Omnibus Plan. The Committee designed the long-term incentive plan to:

•	enhance the link between the creation of stockholder value and long-term incentive compensation;

•	provide an opportunity for increased equity ownership by executive officers; and

•	maintain a competitive level of total compensation.

However, for 2008, the Committee elected to not make any awards, and effective January 1, 2009, the LTIP was terminated due to (1) the large number of shares that would have been required to be issued due to QRCP’s low stock price and (2) the establishment of the Supplemental Bonus Plan discussed above.

Our Long Term Incentive Plan.  On November 14, 2007, our general partner, Quest Energy GP adopted the Quest Energy Partners, L.P. Long-Term Incentive Plan (the “Plan”) for employees, consultants and directors of Quest Energy GP and any of its affiliates who perform services for us. The Plan consists of the following securities of Quest Energy Partners, L.P.: options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The purpose of awards under the Plan is to provide additional incentive compensation to employees providing services to us, and to align the economic interests of such employees with the interests of our unitholders. As of December 31, 2008, the total number of common units available to be awarded under the Plan was 2,085,950. Common units cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The Plan is administered by the Committee, provided that administration may be delegated to such other committee as appointed by our general partner’s board of directors.

In January 28, 2008 the plan administrator granted 15,000 common units each to two of our general partner’s independent directors (Messrs. Stansberry and Pittman). For each director, 3,750 of the common units were immediately vested and the remaining units vest in equal amounts on the first three anniversaries of the date of grant.

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

Benefits

QRCP’s employees, including the Named Executive Officers, who meet minimum service requirements are entitled to receive medical, dental, life and long-term disability insurance benefits for themselves (and beginning the first of the following month after 90 days of employment, 50% coverage for their dependents). The Named Executive Officers also participate along with other employees in QRCP’s 401(k) plan and other standard benefits. QRCP’s 401(k) plan provides for matching contributions by QRCP and permits discretionary contributions by QRCP of up to 10% of a participant’s eligible compensation. Such benefits are provided equally to all employees, other than where benefits are provided pro rata based on the respective Named Executive Officer’s salary (such as the level of disability insurance coverage).

Perquisites

QRCP believes its executive compensation program described above is generally sufficient for attracting talented executives and that providing large perquisites is neither necessary nor in its stockholders’ best interests. Certain perquisites are provided to provide job satisfaction and enhance productivity. For example, QRCP provides an automobile for Messrs. Lawler, Marlin and Lopus and provided an automobile for Mr. Cash. On occasion, family members and acquaintances accompanied Mr. Cash on business trips made on private charter flights. The Named Executive Officers also are eligible to receive gym and social club memberships and subsidized parking. Messrs. Lawler and Collins received reimbursements of certain relocation and temporary living expenses in connection with their move to Oklahoma City, Oklahoma in 2007 and 2008, respectively.

Policy Regarding Hedging Equity Ownership

In April 2007, the Board of Directors of our general partner adopted a policy to prohibit directors, executive officers and employees from speculating in our equity securities, including, but not limited to, the following: short selling (profiting if the market price of the common unit decreases); buying or selling publicly traded options, including writing covered calls; taking out margin loans against common unit options; and hedging or any other type of derivative arrangement that has a similar economic effect without the full risk or benefit of ownership. QRCP has a similar policy prohibiting hedging its stock.

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

Executive Compensation and Other Information

The table below sets forth information concerning the annual and long-term compensation paid to or earned by Jerry Cash and David Lawler, who each served as our and QRCP’s principal executive officer during 2008; David Grose and Jack Collins, who each served as our and QRCP’s principal financial officer during 2008; and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2008 (the “Named Executive Officers”). The positions of the Named Executive Officers listed in the table below are those positions held in 2008.

Summary Compensation Table

						Non-Equity	All
				Stock	Option	Incentive Plan	Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	Compensation (4)	Compensation (5)		Total

Jerry D. Cash	2008	$349,731	$100	$(637,113)	—	$22,225	$11,534		$(253,523)
Chairman of the Board,	2007	$491,346	$1,200	$2,048,169	—	$289,667	$11,300		$2,841,682
President and Chief	2006	$400,000	$1,300	$14,000	—	$165,333	$11,054		$591,687
Executive Officer

David C. Lawler(6)	2008	$344,616	$390,244	$280,735	$48,000	$104,917	$50,205		$1,218,717
President, Chief Operating	2007	$180,692	$1,200	$515,264	—	$107,672	$96,040		$900,868
Officer and Director

David E. Grose	2008	$275,154	$100	$(140,993)	—	$17,850	$11,538		$163,649
Chief Financial Officer	2007	$329,808	$1,200	$1,129,900	—	$193,458	$11,300		$1,665,666
	2006	$270,240	$1,200	$203,890	—	$113,667	$11,054		$600,051

Jack T. Collins(7)	2008	$152,500	$28,600	$289,363	$19,619	$52,042	$49,994	(8)	$592,118
Interim Chief Financial
Officer and Executive VP
Finance/Corporate
Development

Richard Marlin	2008	$254,486	$17,990	$154,302	—	$32,851	$11,550		$471,179
Executive VP Engineering	2007	$247,865	$1,500	$270,421	—	$102,073	$11,300		$633,159
	2006	$247,500	$1,000	$195,066	—	$77,550	$11,054		$532,170

David W. Bolton	2008	$230,885	$57,848	$196,108	—	$29,805	$24,542		$539,188
Executive VP Land	2007	$228,461	$1,200	$414,205	—	$92,625	$11,300		$747,791
	2006	$100,961	$1,000	$65,856	—	$39,588	$2,746		$210,151

Thomas A. Lopus(9)	2008	$95,192	$26,156	$126,131	—	$10,313	$8		$257,800
Executive Vice President
Appalachia

(1)	See “Compensation Discussion and Analysis — Elements of QRCP’s Executive Compensation Program — Discretionary Bonuses,” exclusive of the portion constituting a tax gross-up. Also includes other miscellaneous bonuses available to all employees totaling less than $1,500 per named executive officer.

(2)	Includes expense related to bonus shares and restricted stock granted under employment agreements. Expense for the bonus shares and restricted stock is computed in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised) (“SFAS No. 123R”) and represents the grant date fair value, which for QRCP common stock was determined by utilizing the closing stock price on the date of grant, with expense being recognized ratably over the requisite service period. Also includes equity portion of the QRCP Bonus Plan award earned for 2006. Twenty-five percent of the bonus shares vested in March 2007 at the time the Committee determined the amount of the awards based upon 2006 performance, twenty-five percent of the bonus shares vested in March 2008 and the remaining portion vests and will be paid in March of each of the next two years. Amounts for Messrs. Cash and Grose in 2008 are negative due to forfeiture of unvested equity awards in connection with the termination of their employment during the year.

(3)	Includes expense related to stock options granted to Mr. Lawler and Mr. Collins during 2008. Expense for the stock options is computed in accordance with the provisions of Statement of Financial Accounting Standards

No. 123 (Revised) (“SFAS No. 123R”) and represents the grant date fair value, which is calculated using the Black-Scholes Option Pricing Model, with expense being recognized ratably over the requisite service period. The expected life of the stock option is estimated based upon historical exercise behavior. The expected forfeiture rate was estimated based upon historical forfeiture experience. The volatility assumption was estimated based upon expectations of volatility over the life of the option as measured by historical and implied volatility. The risk-free interest rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the option. The dividend yield was based upon a 12-month average dividend yield. QRCP used the following weighted-average assumptions to estimate the fair value of stock options granted during the year ended December 31, 2008:

2008

Expected option life — years	10
Volatility	69.8%
Risk-free interest rate	5.42%
Dividend yield	—
Fair value	$0.41-$0.61

(4)	Represents the QRCP Bonus Plan awards earned for 2007 and 2008 and paid in 2008 and 2009, as applicable, the cash portion of the QRCP Bonus Plan awards earned for 2006 and paid in 2007 and productivity gain sharing bonus payments earned and paid in 2006, 2007 and 2008.

(5)	QRCP matching contribution under the 401(k) savings plan, life insurance premiums, perquisites and personal benefits if $10,000 or more for the year and, for Messrs. Lawler and Bolton, tax withholding gross-ups related to discretionary bonuses paid in 2008 relating to the failure of our former chief financial officer to execute on 10b-5(1)(c) trading plans. See “Compensation Discussion and Analysis — Elements of Executive Compensation Program — Discretionary Bonuses.” Salary shown above has not been reduced by pre-tax contributions to the company-sponsored 401(k) savings plan. For 2008, QRCP matching contributions were as follows: Mr. Cash — $11,500, Mr. Lawler — $10,193, Mr. Grose — $11,500, Mr. Collins — $6,245, Mr. Marlin — $11,500, Mr. Bolton — $9,437 and Mr. Lopus — $0. Tax withholding gross-up in 2008 for Mr. Lawler was $39,962 and for Mr. Bolton was $15,055.

(6)	Mr. Lawler’s employment as our general partner’s chief operating officer commenced on April 10, 2007 and as our general partner’s president effective as of August 23, 2008.

(7)	Mr. Collins’s employment as our general partner’s executive vice president of investor relations commenced on December 3, 2007 and as our general partner’s interim chief financial officer and executive vice president of finance/corporate development effective as of August 23, 2008.

(8)	Perquisites and personal benefits for 2008 consist of expenses related to relocation expenses ($40,782), benefits for gym services, parking and social club membership.

(9)	Mr. Lopus’s employment as our general partner’s Executive Vice President Appalachia commenced on July 16, 2008.

Grants of Plan-Based Awards in 2008

No common unit options were granted to any of our Named Executive Officers during the year ended December 31, 2008.

This table discloses the actual number of stock options and restricted stock awards granted during the last fiscal year, the grant date fair value of these awards and the estimated payouts under non-equity incentive plan awards for services to all of QRCP’s affiliates.

Grants of Plan-Based Awards in 2008

						Estimated
						future
						payouts	All other	All other
						under	stock	option		Grant date
						equity	awards:	awards:	Exercise	fair value
			Estimated future payouts under			incentive	Number of	Number of	or base	of stock
			non-equity incentive plan awards			plan awards	shares of	securities	price of	and
	Approval	Grant	Threshold	Target	Maximum	Target	stock or	underlying	option	option
Name	Date	Date	($)	($)	($)	($)	units (#)	options (#)	awards ($/Sh)	awards(1)

Jerry D. Cash		(2)	$115,500	$220,500	$519,750
		5/19/08(3)				(3)
		(4)		$22,225
David C. Lawler		(2)	$75,816	$144,739	$341,170
		5/19/08(3)				$24,166
		(4)		$16,917
	10/20/08	10/20/08						200,000 (5)	$0.71	$122,000
David E. Grose		(2)	$77,000	$147,000	$346,500
		5/19/08 (3)				$25,133
		(4)		$17,850
Jack T. Collins		(2)	$33,550	$64,050	$150,975
		5/19/08 (3)				$8,976
		(4)		$8,042
	10/20/08	10/23/08						100,000 (6)	$0.48	$41,000
Richard Marlin		(2)	$17,814	$68,711	$187,047
		5/19/08 (3)				$17,808
		(4)		$14,797
David W. Bolton		(2)	$16,162	$62,339	$169,700
		5/19/08 (3)				$16,517
		(4)		$13,425
Thomas A. Lopus		(2)	$6,663	$25,696	$69,937
		(4)		$3,750
	6/30/08	7/14/08 (7)					45,000			$441,450

(1)	The amounts included in the “Grant date fair value of stock and option awards” column represents the grant date fair value of the awards made to Named Executive Officers in 2008 computed in accordance with SFAS No. 123(R). The value ultimately realized by the executive upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the SFAS No. 123(R) determined value. The expected life of the stock option is estimated based upon historical exercise behavior. The expected forfeiture rate was estimated based upon historical forfeiture experience. The volatility assumption was estimated based upon expectations of volatility over the life of the option as measured by historical and implied volatility. The risk-free interest rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the option. The dividend yield was based upon a 12-month average dividend yield. QRCP used the following weighted-average assumptions to estimate the fair value of stock options granted during the year ended December 31, 2008:

2008

Expected option life — years	10
Volatility	69.8%
Risk-free interest rate	5.42%
Dividend yield	—
Fair value	$0.41-$0.61

(2)	Represents an award under the QRCP Bonus Plan for 2008. On March 26, 2009, the Committee determined the amount of the award payable for 2008 based upon 2008 performance. The amounts for Messrs. Lawler, Collins, Marlin, Bolton and Lopus are based upon their actual base salary paid during the year. The amounts for Messrs. Cash and Grose represents the amounts they would have been entitled to receive if they had remained employed with the Company for the entire year at the salaries provided for in their employment agreements. See “Compensation Discussion and Analysis — Elements of QRCP’s Executive Compensation Program — Management Annual Incentive Plan” for a discussion of the performance criteria applicable to these awards.

(3)	Represents amounts payable under the LTIP adopted by the QRCP Board of Directors on May 19, 2008. The award for Mr. Cash was an indeterminate number of shares based on the increase in our adjusted average share price for 2008 over $9.74. As such, a target amount for the award was not determinable. The amount of Mr. Cash’s award was capped at $3.0 million. For the other Named Executive Officers, a bonus pool equal to three percent of our consolidated income before income taxes, adjusted to (1) add back depreciation, depletion and amortization expenses and (2) exclude the effect of non-cash derivative fair value gains or losses, for the applicable calendar year or period (“Measured Income”) was to be divided among plan participants based on their relative base salaries. Each individual would then be issued that number of shares equal to the dollar amount of their award divided by the stock price as of the day the Compensation Committee finalized the awards. For purposes of this table, the target amount is based on the base salaries of all participants as of May 19, 2008 and assumes QRCP’s Measured Income was equal to the budgeted amount. The LTIP program for 2008 was terminated in January 2009 and no awards were paid to the Named Executive Officers for 2008.

(4)	Represents amount payable under QRCP’s productivity gain sharing bonus program.

(5)	100,000 shares subject to the stock option were immediately vested.

(6)	50,000 shares subject to the stock option were immediately vested.

(7)	Represents an equity award granted in connection with the execution of Mr. Lopus’s employment agreement in 2008. Grant date is the date the employment agreement was executed. One-third of the award vests on July 16, 2009, 2010 and 2011.

Equity Awards Outstanding at Fiscal Year-End 2008

The following table shows unvested stock awards and stock options outstanding for the Named Executive Officers as of December 31, 2008. Market value is based on the closing market price of QRCP’s common stock on December 31, 2008 ($0.44 a share).

	Option Awards					Stock Awards
	Number of	Number of						Market value
	Securities	Securities				Number of		of shares or
	Underlying	Underlying				shares or		units of stock
	Unexercised	Unexercised		Option	Option	units that		that
	Options	Options (#)		Exercise	Expiration	have not		have not
	(#) Exercisable	Unexercisable		Price ($)	Date	vested		vested

Jerry D. Cash(1)	—	—		—	—	—		—
David C. Lawler	100,000	100,000	(2)	$0.71	10/20/18	60,000	(3)	$26,400
David E. Grose(4)	—	—		—	—	—		—
Jack T. Collins	50,000	50,000	(5)	$0.48	10/23/18	40,000	(6)	$17,600
Richard Marlin	—	—		—	—	31,376	(7)	$13,805
Dave W. Bolton	—	—		—	—	30,740	(8)	$13,526
Thomas A. Lopus	—	—		—	—	45,000	(9)	$19,800

(1)	Mr. Cash forfeited all of his unvested stock awards when he resigned all of his positions with QRCP on August 23, 2008.

(2)	Option vests on October 20, 2009.

(3)	30,000 shares vest on each of May 1, 2009 and 2010.

(4)	All of Mr. Grose’s unvested stock awards were forfeited in connection with the termination of his employment on September 13, 2008.

(5)	Option vests on October 23, 2009.

(6)	20,000 shares vest on each of December 3, 2009 and 2010.

(7)	15,688 shares vest on each of March 16, 2009 and 2010.

(8)	15,370 shares vest on each of March 16, 2009 and 2010.

(9)	15,000 shares vest on each of July 16, 2009, 2010 and 2011.

Stock Vested in 2008

The following table sets forth certain information regarding stock awards vested during 2008 for the Named Executive Officers.

	Stock Awards
	Number of shares of
	common stock acquired	Value realized on
Name	on vesting (#)	vesting ($)

Jerry D. Cash	166,088	$1,077,625
David C. Lawler	30,000	$266,400
David E. Grose	36,188	$231,544
Jack T. Collins	20,000	$7,200
Richard Marlin	27,688	$129,924
David W. Bolton	35,370	$149,282
Thomas A. Lopus	—	—

For purposes of the above table, the amount realized upon vesting is determined by multiplying the number of shares of stock or units by the market value of the shares or units on the date the shares vested.

Director Compensation for 2008

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our general partner’s directors during the fiscal year ended December 31, 2008.

	Fees earned or
Name	paid in cash ($)	Unit Awards ($)(1)		Total ($)

Gary M. Pittman	$67,614	$34,900	(2)	$102,514
Mark A. Stansberry	$61,979	$34,900	(2)	$96,879
J. Philip McCormick	$4,125	—		$4,125

(1)	Represents the dollar amount recognized for financial reporting purposes for 2008 in accordance with FAS 123R.

(2)	On January 28, 2008, the Board of Directors of our general partner approved a grant of 15,000 common units each for the non-employee directors, Messrs. Pittman and Stansberry, with 25% of the units immediately vested and 25% of the units vesting on each of the first three anniversaries of the vesting date. Messrs. Pittman and Stansberry each received distributions and distribution equivalents with respect to the vested and unvested units totaling $21,665 for 2008.

In addition to the equity awards described above, all of our general partner’s non-employee directors were entitled to the following cash compensation for 2008:

•	from January 1, 2008 to August 22, 2008:

–	a pro rated annual director fee of $32,000 per year;

–	a pro rated annual fee of $7,500 per year for the Audit Committee chairperson;

–	a pro rated annual fee of $2,500 per year for any other committee chairperson;

•	from August 23, 2008 to December 31, 2008:

–	a pro rated annual director fee of $42,000 per year (the fees for Mr. McCormick were pro rated for the fourth quarter of 2008 based on his length of service);

–	a pro rated annual fee of $30,000 per year for the Chairman of the Board;

–	a pro rated annual fee of $7,500 per year for the Audit Committee chairperson; and

–	a pro rated annual fee of $2,500 per year for any other committee chairperson.

On October 7, 2008, the Board of Directors of our general partner approved the above changes to the structure of the non-employee directors’ fees, based on the recommendation of the Committee, effective as of August 23, 2008.

In March 2009, the Board of Directors of our general partner approved further changes to the structure of the non-employee directors’ fees, based on the recommendation of the Committee. Under the new fee structure, the annual retainer was increased to $125,000 effective as of January 1, 2009. The Chairman of the Board will receive an additional $30,000 per year, the chair of the Audit Committee will receive an additional $10,000 per year and the chairs of the other committees will receive $5,000 per year. No equity awards will be paid to the non-employee directors for 2009 due to the current low price for our common units and the large number of common units that would need to be issued in connection with any significant equity component.

Employment Contracts

Each of the Named Executive Officers has or had an employment agreement with QRCP. Mr. Cash resigned all of his positions with QRCP and its affiliates in August 2008 and the employment agreement of Mr. Grose was terminated in September 2008. Except as described below, the employment agreements for each of the Named Executive Officers are substantially similar.

Each of these agreements has an initial term of three years (the “Initial Term”). In October 2008, the Initial Term of the employment agreements for Messrs. Lawler and Collins were extended until August 2011. Upon expiration of the Initial Term, each agreement will automatically continue for successive one-year terms, unless earlier terminated in accordance with the terms of the agreement. The positions, base salary, number of restricted shares of QRCP’s common stock, and shares for purchase pursuant to stock options granted under each of the employment agreements is as follows:

				Number of	Number of Shares
				Shares of	for Purchase
		Expiration of		QRCP	Pursuant to
		Initial		Restricted	QRCP
Name	Position	Term	Base Salary	Stock	Stock Options

Jerry D. Cash	Chief Executive Officer	(1)	$525,000	493,080 (2)	—
David C. Lawler	Chief Operating Officer and President	August 2011	$400,000	90,000	200,000
David E. Grose	Chief Financial Officer	(1)	$350,000	105,000 (3)	—
Jack T. Collins	Interim Chief Financial	August 2011	$200,000	60,000	100,000
	Officer and Executive Vice President — Finance/ Corporate Development
David W. Bolton	Executive Vice President — Land	March 2010	$225,000	45,000	—
Richard Marlin	Executive Vice	March 2010	$248,000	45,000	—
	President — Engineering
Thomas A. Lopus	Executive Vice President — Appalachia	July 2011	$225,000	45,000	—

(1)	Agreement has been terminated.

(2)	328,720 of these shares were forfeited at the time the agreement was terminated.

(3)	All of these shares were cancelled at the time the agreement was terminated.

One-third of the restricted shares vest on each of the first three anniversary dates of each employment agreement. In addition, Mr. Grose and Mr. Lawler received 70,000 and 15,000 unrestricted shares, respectively, of QRCP’s common stock in connection with the execution of their employment agreements.

In connection with the amendments to the employment agreements of Messrs. Lawler and Collins in October 2008, Mr. Lawler received a nonqualified stock option to purchase 200,000 shares of QRCP’s common stock at an exercise price of $0.71 per share and Mr. Collins received a non-qualified stock option to purchase 100,000 shares of QRCP’s common stock at an exercise price of $0.48 per share. One-half of these options were immediately vested and the other half will vest on the first anniversary date of the applicable amendment. These options are included in the table above.

Each executive is eligible to participate in all of QRCP’s incentive bonus plans that are established for executive officers. If QRCP terminates an executive’s employment without “cause” (as defined below) or if an executive terminates his employment agreement for Good Reason (as defined below), in each case after notice and cure periods —

•	the executive will receive his base salary for the remainder of the term,

•	QRCP will pay the executive’s health insurance premium payments for the duration of the COBRA continuation period (18 months) or until he becomes eligible for health insurance with a different employer,

•	the executive will receive his pro rata portion of any annual bonus and other incentive compensation to which he would have been entitled; and

•	his unvested shares of restricted stock will vest (which vesting may be deferred for six months if necessary to comply with Section 409A of the Internal Revenue Code).

Under each of the employment agreements, Good Reason means:

•	QRCP’s failure to pay the executive’s salary or annual bonus in accordance with the terms of the agreement (unless the payment is not material and is being contested by QRCP in good faith);

•	if QRCP requires the executive to be based anywhere other than Oklahoma City, Oklahoma (or, in the case of Mr. Lopus, Pittsburgh, Pennsylvania);

•	a substantial or material reduction in the executive’s duties or responsibilities; or

•	the executive no longer has the title specified above (though this does not apply to Mr. Lopus and in the case of Mr. Collins, Good Reason does not apply in the situation where he no longer holds the interim chief financial officer position as long as he continues to have a title, position and duties not materially less than those of executive vice president finance/corporate development).

For purposes of the employment agreements, “cause” includes the following:

•	any act or omission by the executive that constitutes gross negligence or willful misconduct;

•	theft, dishonest acts or breach of fiduciary duty that materially enrich the executive or materially damage QRCP or conviction of a felony,

•	any conflict of interest, except those consented to in writing by QRCP;

•	any material failure by the executive to observe QRCP’s work rules, policies or procedures;

•	failure or refusal by the executive to perform his duties and responsibilities required under the employment agreements, or to carry out reasonable instruction, to QRCP’s satisfaction;

•	any conduct that is materially detrimental to QRCP’s operations, financial condition or reputation; or

•	any material breach of the employment agreement by the executive.

The following summarizes potential maximum payments that an executive could receive upon a termination of employment without cause or for Good Reason, actual amounts are likely to be less.

		Unvested Equity
Name	Base Salary(1)	Compensation(2)	Bonus(3)	Benefits(4)	Total

David C. Lawler	$1,057,534	$53,400	$336,000	$21,522	$1,468,456
Jack T. Collins	$528,767	$19,600	$84,000	$25,461	$657,828
Richard Marlin	$302,356	$13,805	$66,960	$9,703	$392,824
David W. Bolton	$265,685	$13,526	$60,750	$17,582	$357,543
Thomas A. Lopus	$570,205	$19,800	$60,750	$17,582	$668,337

(1)	Assumes full amount of remaining base salary payable under the agreement as of December 31, 2008 is paid (with no renewal of the term of the agreement). Actual amounts may be less.

(2)	For purposes of this table, we have used the number of unvested equity awards and stock options as of December 31, 2008 and the closing price of QRCP’s common stock on that date ($0.44). Assumes all such equity awards remain unvested on the date of termination. No value was assigned to unvested stock options since the exercise price exceeded the stock price on December 31, 2008.

(3)	Represents target amounts payable under the QRCP Bonus Plan for 2009. Assumes a full year’s bonus (i.e., if employment were terminated on December 31 of a year). Actual payment would be pro-rated based on the number of days in the year during which the executive was employed. For Mr. Lawler, also assumes he will be granted (i) a number of performance shares under the Omnibus Plan having a value equal to 50% of the payment he would have been paid under the QRCP Bonus Plan and (ii) a number of restricted shares under the Omnibus Plan having a value equal to 50% of the payment he would have been paid under the QRCP Bonus Plan.

(4)	Represents 18 months of insurance premiums at current rates.

On August 23, 2008, Jerry D. Cash resigned as QRCP and its affiliates’ Chairman of the Board, Chief Executive Officer and President. He was paid his base salary through his last day of work, was not entitled to receive any additional compensation pursuant to his employment agreement and forfeited his rights in his unvested equity awards. On September 13, 2008, David E. Grose’s employment was terminated, and he was paid his base salary through his last day of work, was not entitled to receive any additional compensation pursuant to his employment agreement and all of his equity awards granted under his employment agreement were cancelled.

In general, base salary payments will be paid to the executive in equal installments on QRCP’s regular payroll dates, with the installments commencing six months after the executive’s termination of employment (at which time the executive will receive a lump sum amount equal to the monthly payments that would have been paid during such six month period). However, the payments may be commenced immediately if an exemption under Internal Revenue Code § 409A is available.

If the executive’s employment is terminated without cause within two years after a change in control (as defined below), then the base salary payments will be paid in a lump sum six months after termination of employment.

Under the employment agreements, a “change in control” is generally defined as:

•	the acquisition by any person or group of QRCP’s common stock that, together with shares of common stock held by such person or group, constitutes more than 50% of the total voting power of QRCP’s common stock;

•	any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) ownership of QRCP’s common stock possessing 35% or more of the total voting power of QRCP’s common stock;

•	a majority of members of QRCP’s board of directors being replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of QRCP’s board of directors prior to the date of the appointment or election; or

•	any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) assets from QRCP that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of QRCP’s assets immediately prior to the acquisition or acquisitions.

The pro rata portion of any annual bonus or other compensation to which the executive would have been entitled for the year during which the termination occurred will generally be paid at the time bonuses are paid to all employees, but in no event later than March 15th of the calendar year following the calendar year the executive separates from service. However, unless no exception to Internal Revenue Code § 409A applies, payment will be made six months after the executive’s termination of employment, if later.

If the executive is unable to render services as a result of physical or mental disability, QRCP may terminate his employment, and he will receive a lump-sum payment equal to one year’s base salary and all compensation and benefits that were accrued and vested as of the date of termination. If necessary to comply with Internal Revenue Code § 409A, the payment may be deferred for six months.

Each of the employment agreements also provides for one-year restrictive covenants of non-solicitation in the event the executive terminates his own employment or is terminated by QRCP for cause. QRCP’s obligation to make severance payments is conditioned upon the executive not competing with us during the term that severance payments are being made.

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
David C. Lawler
Gary M. Pittman
Mark A. Stansberry
J. Philip McCormick

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. David C. Lawler, a director of our general partner and President and Chief Executive Officer of our general partner, serves as a director and President and Chief Executive Officer of QRCP. All compensation decisions with respect to him are made by the Compensation Committee of the board of directors of QRCP. None of the executive officers of our general partner serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the board of directors of our general partner or of any compensation committee.

Except for compensation arrangements discussed in this Form 10-K, we have not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any director of our general partner, nor are we aware of any means, directly or indirectly, by which a director could receive a material benefit from us. Please read “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of this report for information about relationships among us, our general partner and QRCP.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth the beneficial ownership of our units as of March 25, 2009 (unless otherwise indicated below) held by:

•	each person known by us to beneficially own 5% or more of our common or subordinated units;

•	each director of our general partner;

•	each Named Executive Officer of our general partner; and

•	all current directors and officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Percentage of
Common
		Percentage of			Percentage of	Units and
	Common	Common		Subordinated	Subordinated	Subordinated
	Units	Units		Units	Units	Units
	Beneficially	Beneficially		Beneficially	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned		Owned	Owned	Owned

5% Beneficial Owners:
Quest Resource Corporation 210 Park Avenue, Suite 2750 Oklahoma City, OK 73102	3,201,521	26.0%		8,857,981	100%	57.0%
Officers and Directors:
Gary M. Pittman(1)	7,500		*	—	—		*
Mark A. Stansberry(2)	7,500		*	—	—		*
J. Philip McCormick	—	—		—	—	—
Thomas A. Lopus	—	—		—	—	—
Jack T. Collins	—	—		—	—	—
David C. Lawler	—	—		—	—	—
David E. Grose	—	—		—	—	—
Jerry D. Cash	—	—		—	—	—
David W. Bolton	—	—		—	—	—
Richard Marlin	—	—		—	—	—
All directors and executive officers as a group (9 persons)	15,000		*	—	—		*

*	Signifies less than 1%

(1)	In addition, Mr. Pittman is entitled to receive 7,500 bonus units upon satisfaction of certain vesting requirements. Mr. Pittman does not have the ability to vote these bonus units.

(2)	In addition, Mr. Stansberry is entitled to receive 7,500 bonus units upon satisfaction of certain vesting requirements. Mr. Stansberry does not have the ability to vote these bonus units.

The following table sets forth information as of May 15, 2009 concerning the shares of QRCP’s common stock beneficially owned by (i) each of our general partner’s directors, (ii) each of the executive officers named in the summary compensation table and (iii) all current directors and executive officers as a group. If a person or entity listed in the following table is the beneficial owner of less than one percent of the securities outstanding, this fact is indicated by an asterisk in the table.

	Number of Shares of
	Quest Resource
	Corporation Common	Percent
	Stock	of Class of Quest
	Beneficially	Resource Corporation
Name and Address of Beneficial Owner	Owned(1)	Common Stock

Jerry D. Cash(2)	1,463,270	4.6%
David C. Lawler(3)	183,415		*
Jack T. Collins(4)	113,000		*
Richard Marlin(5)	61,012		*
David E. Grose(6)	56,080		*
David W. Bolton(7)	47,776		*
Thomas A. Lopus(8)	45,000		*
Gary M. Pittman	—	—
Mark A. Stansberry	—	—
J. Philip McCormick	—	—
All Current Directors and Executive Officers as a Group (9 Persons)	450,203	1.4%

(1)	The number of securities beneficially owned by the persons or entities above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any securities as to which the person or entity has sole or shared voting power or investment power and also any securities that the person or entity has the right to acquire within 60 days through the exercise of any option or other right. The inclusion herein of such securities, however, does not constitute an admission that the named equityholder is a direct or indirect beneficial owner of such securities. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all securities listed as owned by such person or entity.

(2)	Includes (i) 1,200 shares of QRCP’s common stock owned by Mr. Cash’s wife, Sherry J. Cash and (ii) 7,678 shares held in Mr. Cash’s retirement account (Mr. Cash does not have voting rights with respect to the shares held in his profit sharing retirement account). Mr. Cash disclaims beneficial ownership of the shares owned by Sherry J. Cash. Mr. Cash did not respond to QRCP’s request to confirm the exact beneficial ownership information and, as a result, it is based on his most recent Form 4 adjusted for forfeitures; however, he has advised QRCP that all of the shares of QRCP common stock beneficially owned by him have been pledged to secure a personal loan.

(3)	Includes 30,000 restricted shares, which are subject to vesting, and options to acquire 100,000 shares of QRCP’s common stock that are immediately exercisable.

(4)	Includes 40,000 restricted shares, which are subject to vesting, and options to acquire 50,000 shares of QRCP’s common stock that are immediately exercisable.

(5)	Includes 15,000 restricted shares, which are subject to vesting. In addition, Mr. Marlin is entitled to receive 688 bonus shares upon satisfaction of certain vesting requirements. Mr. Marlin does not have the ability to vote these bonus shares.

(6)	Includes 3,281 shares of QRCP’s common stock held in Mr. Grose’s retirement account (Mr. Grose does not have voting rights with respect to these shares). Mr. Grose did not respond to QRCP’s request to confirm the exact beneficial ownership information and, as a result it is based on his most recent Form 4 adjusted for shares cancelled in connection with the termination of his employment.

(7)	Includes 15,000 restricted shares, which are subject to vesting. In addition, Mr. Bolton is entitled to receive 370 bonus shares upon satisfaction of certain vesting requirements. Mr. Bolton does not have the ability to vote these bonus shares.

(8)	Consists of 45,000 restricted shares, which are subject to vesting.

Equity Compensation Plans

We have one equity compensation plan for our employees, consultants and non-employee directors pursuant to which unit awards may be granted. Two of our non-employee directors (Messrs. Pittman and Stansberry) each were awarded 15,000 bonus common units under our long-term incentive plan in 2008. For each director, 7,500 units have vested and one-half of the remaining units vest on November 7, 2009 and one-half on November 7, 2010. The following is a summary of the common units remaining available for future issuance under such plan as of December 31, 2008:

Equity Compensation Plan Information

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan category	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	2,085,950	(1)

Total	—	$—	2,085,950

(1)	Excludes securities to be issued upon vesting of bonus units that have been granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Our general partner and its affiliates owns 3,201,521 common units and 8,857,981 subordinated units representing an aggregate 57% limited partner interest in us. The non-employee directors of our general partner own 15,000 common units. In addition, our general partner owns a 2% general partner interest in us and the incentive distribution rights.

See Note 14 — Related Party Transactions to the accompanying consolidated financial statements for a description of certain unauthorized transactions made by Jerry D. Cash, the former chief executive officer, David E. Grose, the former chief financial officer and Brent Mueller, the former purchasing manager.

Distributions and Payments to Our General Partner and its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with our ongoing operations and any liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage

Distribution of available cash to our general partner and its affiliates	We will generally distribute 98% of our available cash to all unitholders, including QRCP (as the holder of an aggregate of 3,201,521 common units and 8,857,981 subordinated units), and the independent directors of our general partner (as the owners of an aggregate of 15,000 common units), and 2% of our available cash to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 23% of the distributions above the highest target distribution level.

For 2008, our general partner and its affiliates received a distribution of approximately $0.6 million on their 2% general partner interest and $13.9 million on their common units and subordinated units.

Payments to our general partner and its affiliates	Our partnership agreement requires us to reimburse our general partner for all actual direct and indirect expenses it incurs or actual payments it makes on our behalf and all other expenses allocable to us or otherwise incurred by our general partner in connection with operating our business, including overhead allocated to our general partner by its affiliates. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf, and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine in good faith the expenses that are allocable to us. Our management services agreement requires us to reimburse Quest Energy Service for its expenses incurred on our behalf. For 2008, we reimbursed our general partner and Quest Energy Service for expenses of $10.5 million in the aggregate.

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

Omnibus Agreement.  We entered into an omnibus agreement with QRCP that governs our relationship with it and its subsidiaries with respect to certain matters not governed by the management services agreement.

Under the omnibus agreement, QRCP and its subsidiaries agreed to give us a right to purchase any oil or natural gas wells or other oil or natural gas rights and related equipment and facilities that they acquire within the Cherokee Basin, but not including any midstream or downstream assets. Except as provided above, QRCP will not be restricted, under either our partnership agreement or the omnibus agreement, from competing with us and may acquire, construct or dispose of additional oil and gas properties or other assets in the future without any obligation to offer us the opportunity to acquire those assets.

Under the omnibus agreement, QRCP will indemnify us for three years after the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of the assets occurring before the closing date of the offering. Additionally, QRCP will indemnify us for losses attributable to title defects (for three years after the closing of the offering), retained assets and income taxes attributable to pre-closing operations (for the applicable statute of limitations). QRCP’s maximum liability for the environmental indemnification obligations will not exceed $5.0 million and QRCP will not have any indemnification obligation for environmental claims or title defects until our aggregate losses exceed $500,000. QRCP will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the offering. We have agreed to indemnify QRCP against environmental liabilities related to our assets to the extent QRCP is not required to indemnify us. We also will indemnify QRCP for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to QRCP’s indemnification obligations.

Any or all of the provisions of the omnibus agreement, other than the indemnification provisions described above, will be terminable by QRCP at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal. The omnibus agreement will also terminate in the event of a change of control of us or our general partner.

Midstream Services Agreement.  We became a party to an existing midstream services and gas dedication agreement between QRCP and Quest Midstream pursuant to which Quest Midstream gathers substantially all of the gas from wells operated by us in the Cherokee Basin. Please read “Business — Gas Gathering — Midstream Services Agreement” under Items 1 and 2. of this report. The gathering fees payable to Quest Midstream under the midstream services agreement in some cases exceed the amount we are able to charge to royalty owners under our gas leases for gathering and compression. For the year ended December 31, 2008, we paid approximately $35.5 million to Quest Midstream under the midstream services agreement.

Management Services Agreement.  We entered into a management services agreement with Quest Energy Service pursuant to which Quest Energy Service provides us with all general and administrative functions necessary to operate our business. The management services agreement obligates Quest Energy Service to provide all personnel (other than field personnel) and any facilities, goods and equipment necessary to perform the services we need including acquisition services, general and administrative services such as SEC reporting and filings, Sarbanes-Oxley compliance, accounting, audit, finance, tax, benefits, compensation and human resource administration, property management, risk management, land, marketing, legal and engineering.

We reimburse Quest Energy Service for the reasonable costs of the services it provides to us. The employees of Quest Energy Service also manage the operations of QRCP and Quest Midstream and will be reimbursed by QRCP and Quest Midstream for general and administrative services incurred on their respective behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf, and expenses allocated to Quest Energy Service by its affiliates. Our general partner is entitled to determine in good faith the expenses that are allocable to us.

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

The management services agreement is not terminable by us without cause so long as QRCP controls our general partner. Thereafter, the agreement is terminable by either us or Quest Energy Service upon six months’ notice. The management services agreement is terminable by us or QRCP upon a material breach of the agreement by the other party and failure to remedy such breach for 60 days (or 30 days in the event of nonpayment) after receiving notice of the breach.

Quest Energy Service will not be liable to us for its performance of, or failure to perform, services under the management services agreement unless its acts or omissions constitute gross negligence or willful misconduct.

Midstream Omnibus Agreement.  We are subject to the Omnibus Agreement dated as of December 22, 2006, among Quest Midstream, Quest Midstream’s general partner, Quest Midstream’s operating subsidiary and QRCP so long as we are an affiliate of QRCP and QRCP or any of its affiliates controls Quest Midstream.

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

Contribution, Conveyance and Assumption Agreement.  We entered into a contribution, conveyance and assumption agreement to effect, among other things, the transfer of the assets, liabilities and operations of QRCP located in the Cherokee Basin (other than its midstream assets) to us at the closing of our initial public offering, the issuance of 3,201,521 common units and 8,857,981 subordinated units to QRCP and the issuance to our general partner of 431,827 general partner units and the incentive distribution rights. We will indemnify QRCP for liabilities arising out of or related to existing litigation relating to the assets, liabilities and operations located in the Cherokee Basin transferred to us.

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

Director Independence

Our Board of Directors has determined that each of our directors, except Mr. Lawler, is an independent director, as defined in the applicable rules and regulations of The NASDAQ Global Market, including Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

On August 1, 2008, Murrell, Hall, McIntosh & Co. PLLP (“MHM”) resigned as our independent registered public accounting firm as a result of its operations having been acquired by Eide Bailly, LLP (“Eide Bailly”). We engaged Eide Bailly on that date as our independent registered public accounting firm. On September 25, 2008, Eide Bailly notified us that it was resigning as our independent registered accounting firm effective upon the earlier of the date of the filing of our Form 10-Q for the period ended September 30, 2008, or November 10, 2008. On October 29, 2008, the Board of Directors of our general partner approved the recommendation of the Audit Committee to appoint UHY LLP (“UHY”) as our independent registered public accounting firm.

The following table lists fees billed by MHM, Eide Bailly and UHY for services rendered during the years ended December 31, 2007 and 2008.

	Successor		Predecessor
		November 15,	January 1,
	Year Ended	to	to
	December 31,	December 31,	November 14,
	2008	2007	2007

Audit Fees(1)	$162,054	$9,300	$105,833
Audit-Related Fees(2)	78,051	—	2,328
Tax Fees(3)	114,725	4,353	15,374
All Other Fees	—	—	—

Total Fees	$354,830	$13,653	$123,535

1.	Audit Fees include fees billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of our consolidated financial statements for such period included in the Annual Report on Form 10-K and for the reviews of the consolidated quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the SEC. This category also includes fees for audits provided in connection with statutory filings or procedures related to the audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC. During 2008, UHY billed us $49,306 for audit fees.

2.	Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding GAAP, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation. This category also includes audits of pension and other employee benefit plans, as well as the review of information systems and general internal controls unrelated to the audit of the financial statements. During 2008, UHY did not bill us any amount for audit-related fees.

3.	Tax fees consist of fees related to the preparation and review of our federal and state income tax returns and tax consulting services. During 2008, UHY did not bill us any amount for tax fees.

The Audit Committee of our general partner has concluded the provision of the non-audit services listed above as “Audit-Related Fees” and “Tax Fees” is compatible with maintaining the auditors’ independence and has approved all of the fees discussed above.

All services to be performed by the independent public accountants must be pre-approved by the Audit Committee of our general partner, which has chosen not to adopt any pre-approval policies for enumerated services and situations, but instead has retained the sole authority for such approvals.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) Financial Statements.  See “Index to Financial Statements” set forth on page F-1 of this Form 10-K.

(a)(3) Index to Exhibits.  Exhibits requiring attachment pursuant to Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 138 of this Form 10-K that is incorporated herein by reference.

QUEST ENERGY PARTNERS, L.P.
Index To Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Quest Energy Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Quest Energy Partners, L.P. and subsidiaries (the Partnership) as of December 31, 2008 and 2007 and the carve-out balance sheet of its Predecessor (as defined in Note 1 to the consolidated/carve-out financial statements) as of December 31, 2006, and the related consolidated statements of operations, cash flows and partners’ equity for the year ended December 31, 2008 and the period from November 15, 2007 to December 31, 2007 and the Predecessor’s period from January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Quest Energy Partners, L.P. and subsidiaries as of December 31, 2008 and 2007 and of the Predecessor as of December 31, 2006, and the results of operations and cash flows for the year ended December 31, 2008 and the period from November 15, 2007 to December 31, 2007 and the Predecessor’s period from January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated/carve-out financial statements, the Partnership’s inability to amend the terms of its credit facilities raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated/carve-out financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 16 to the consolidated/carve-out financial statements, the Partnership and the Predecessor have restated their previously issued financial statements as of December 31, 2007 and 2006 and for the period from November 15, 2007 to December 31, 2007 and Predecessor’s period from January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005, which were audited by other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2009 expressed an adverse opinion on the Partnership’s internal control over financial reporting.

/s/ UHY LLP
Houston, Texas
June 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of Quest Energy Partners, L.P.:

We have audited Quest Energy Partners, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2008, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. Quest Energy Partners’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material weaknesses related to ineffective controls over the period-end financial reporting process have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2008. This report does not affect our report on such financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2008:

(1) Control environment — The Partnership did not maintain an effective control environment. The control environment which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of these control environment material weaknesses contributed to the material weaknesses discussed in items (2) through (7) below. The Partnership did not maintain an effective control environment because of the following material weaknesses:

(a) The Partnership did not maintain a tone and control consciousness that consistently emphasized adherence to accurate financial reporting and enforcement of Partnership policies and procedures. This control deficiency fostered a lack of sufficient appreciation for internal controls over financial reporting, allowed for management override of internal controls in certain circumstances and resulted in an ineffective process for monitoring the adherence of the Partnership’s policies and procedures.

(b) The Partnership did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with its financial reporting requirements and business environment.

(c) The Partnership did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program, (ii) consistent background checks of personnel in positions of responsibility, and (iii) an ongoing program to manage identified fraud risks.

The control environment material weaknesses described above contributed to the material weaknesses related to the transfers that were the subject of the internal investigation and to its internal control over financial reporting, period end financial close and reporting, accounting for derivative instruments, depreciation, depletion and amortization, impairment of oil and gas properties and cash management described in items (2) to (7) below.

(2) Internal control over financial reporting — The Partnership did not maintain effective monitoring controls to determine the adequacy of its internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a) The Partnership’s policies and procedures with respect to the review, supervision and monitoring of its accounting operations throughout the organization were either not designed and in place or not operating effectively.

(b) The Partnership did not maintain an effective internal control monitoring function. Specifically, there were insufficient policies and procedures to effectively determine the adequacy of the Partnership’s internal control over financial reporting and monitoring the ongoing effectiveness thereof.

Each of these material weaknesses relating to the monitoring of the Partnership’s internal control over financial reporting contributed to the material weaknesses described in items (3) through (7) below.

(3) Period end financial close and reporting — The Partnership did not establish and maintain effective controls over certain of its period-end financial close and reporting processes because of the following material weaknesses:

(a) The Partnership did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements and to ensure that it identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

(b) Partnership did not maintain effective controls to ensure that it identified and accumulated all required supporting information to ensure the completeness and accuracy of the accounting records.

(c) The Partnership did not maintain effective controls over the preparation, review and approval of account reconciliations. Specifically, the Partnership did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations.

(d) The Partnership did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts. Specifically, effective controls were not designed and in place to ensure that intercompany balances were completely and accurately classified and reported in the Partnership’s underlying accounting records and to ensure proper elimination as part of the consolidation process.

(e) The Partnership did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not designed and in place to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

(4) Derivative instruments — The Partnership did not establish and maintain effective controls to ensure the correct application of GAAP related to derivative instruments. Specifically, the Partnership did not adequately document the criteria for measuring hedge effectiveness at the inception of certain derivative transactions and did not subsequently value those derivatives appropriately.

(5) Depreciation, depletion and amortization — The Partnership did not establish and maintain effective controls to ensure completeness and accuracy of depreciation, depletion and amortization expense. Specifically, effective controls were not designed and in place to calculate and review the depletion of oil and gas properties.

(6) Impairment of oil and gas properties — The Partnership did not establish and maintain effective controls to ensure the accuracy and application of GAAP related to the capitalization of costs related to oil and gas properties and the required evaluation of impairment of such costs. Specifically, effective controls were not designed and in place to determine, review and record the nature of items recorded to oil and gas properties and the calculation of oil and gas property impairments.

(7) Cash management — The Partnership did not establish and maintain effective controls to adequately segregate the duties over cash management. Specifically, effective controls were not designed to prevent the misappropriation of cash.

Additionally, each of the control deficiencies described in items (1) through (7) above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies in items (1) through (7) above constitutes a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Partnership’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the carve-out balance sheet of its Predecessor (as defined in Note 1 to the consolidated/carve-out financial statements) as of December 31, 2006, and the related consolidated statements of operations, cash flows and partners’ equity for the year ended December 31, 2008, the period from November 15, 2007 to December 31, 2007 and the Predecessor’s period from January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005. Our report dated June 15, 2009 expressed an unqualified opinion on those financial statements and included (1) an explanatory paragraph expressing substantial doubt about the Partnership’s ability to continue as a going concern and (2) an explanatory paragraph related to the Partnership’s restatement of the financial statements as of December 31, 2007 and 2006 and for the period from November 15, 2007 to December 31, 2007 and the Predecessor’s period from January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005, which were audited by other auditors.

/s/ UHY LLP
Houston, Texas
June 15, 2009

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

BALANCE SHEETS
($ in thousands except unit data)

	Successor		Predecessor
	December 31
	2008	2007	2006
	(Consolidated)	(Consolidated)	(Carve out)
		(Restated)	(Restated)

ASSETS
Current assets
Cash and cash equivalents	$3,706	$169	$13,334
Restricted cash	112	1,205	1,150
Accounts receivable — trade, net	11,696	86	10,022
Other receivables	2,590	—	—
Due from affiliates	2,819	15,624	607
Other current assets	2,031	3,091	1,053
Inventory	8,782	4,956	3,378
Current derivative financial instrument assets	42,995	8,008	14,109

Total current assets	74,731	33,139	43,653
Property and equipment, net	17,367	17,116	16,706
Oil and gas properties under full cost method of accounting, net	151,120	294,329	236,826
Other assets, net	4,167	3,526	9,466
Long-term derivative financial instrument assets	30,836	3,467	8,022

Total assets	$278,221	$351,577	$314,673

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$7,380	$17,754	$14,845
Revenue payable	3,221	919	4,989
Accrued expenses	1,770	639	964
Due to affiliates	7,516	1,708	385
Current portion of notes payable	41,882	666	324
Current derivative financial instrument liabilities	12	8,108	8,879

Total current liabilities	61,781	29,794	30,386
Non-current liabilities:
Long-term derivative financial instrument liabilities	4,230	6,311	10,878
Asset retirement obligations	4,592	1,700	1,410
Notes payable	189,090	94,042	225,245

Non-current liabilities	197,912	102,053	237,533

Total liabilities	259,693	131,847	267,919

Commitments and contingencies
Partners’ equity:
Predecessor	—	—	46,754
Common unitholders — Issued — 12,331,521 and 12,301,521 at December 31, 2008 and 2007, respectively (9,100,000 — public; 3,231,521 and 3,201,521 — affiliate); outstanding — 12,316,521 and 12,301,521 at December 31, 2008 and 2007; respectively (9,100,000 — public; 3,216,521 and 3,201,521 — affiliates)	45,832	162,610	—
Subordinated unitholder — affiliate; 8,857,981 units issued and outstanding at December 31, 2008 and 2007	(25,857)	54,465	—
General Partner — affiliate; 431,827 units issued and outstanding at December 31, 2008 and 2007	(1,447)	2,655	—

Total partners’ equity	18,528	219,730	46,754

Total liabilities and partners’ equity	$278,221	$351,577	$314,673

The accompanying notes are an integral part of these consolidated/carve-out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Successor		Predecessor
		November 15,	January 1,
		2007	2007
	Year Ended	to	to	Years Ended
	December 31,	December 31,	November 14,	December 31,	December 31,
	2008	2007	2007	2006	2005
	(Consolidated)	(Consolidated)	(Carve out)	(Carve out)	(Carve out)
		(Restated)	(Restated)	(Restated)	(Restated)

Revenue:
Oil and gas sales	$147,930	$15,348	$89,937	$72,410	$70,628

Total revenues	147,930	15,348	89,937	72,410	70,628
Costs and expenses:
Oil and gas production	43,490	3,970	31,436	24,886	19,152
Transportation expense	35,546	4,342	24,837	17,278	7,038
General and administrative expenses	13,647	2,872	11,040	7,853	5,353
Impairment of oil and gas properties	245,587	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	8,255
Depreciation, depletion and amortization	50,988	5,045	29,568	24,760	19,037
Misappropriation of funds	—	—	1,500	6,000	2,000

Total costs and expenses	389,258	16,229	98,381	80,777	60,835

Operating income (loss)	(241,328)	(881)	(8,444)	(8,367)	9,793
Other income (expense):
Gain (loss) from derivative financial instruments	80,707	(4,583)	6,544	52,690	(73,566)
Other income (expense)	301	4	(355)	(90)	399
Interest expense	(13,744)	(13,760)	(27,321)	(15,490)	(21,979)
Interest income	132	14	402	390	46

Total other income (expense)	$67,396	$(18,325)	$(20,730)	$37,500	$(95,100)

Net income (loss)	$(173,932)	$(19,206)	$(29,174)	$29,133	$(85,307)

General partners’ interest in net loss	$(3,479)	$(384)

Limited partners’ interest in net loss	$(170,453)	$(18,822)

Net loss per limited partner unit: (basic and diluted)	(8.05)	(0.89)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,309,432	12,301,521

Subordinated units (basic and diluted)	8,857,981	8,857,981

The accompanying notes are an integral part of these consolidated/carve-out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
($ in thousands)

	Successor		Predecessor
		November 15,	January 1,
		2007	2007
	Year Ended	to	to	Years Ended
	December 31,	December 31,	November 14,	December 31,
	2008	2007	2007	2006	2005
	(Consolidated)	(Consolidated)	(Carve out)	(Carve out)	(Carve out)
		(Restated)	(Restated)	(Restated)	(Restated)

Cash flows from operating activities:
Net income (loss)	$(173,932)	$(19,206)	$(29,174)	$29,133	$(85,307)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation, depletion and amortization	50,988	5,045	29,568	24,760	19,037
Impairment of oil and gas properties	245,587	—	—	—	—
Accretion of debt discount	—	—	—	—	9,656
Unit-based compensation	35	—	—	—	—
Change in fair value of derivative financial instruments	(72,533)	4,972	346	(70,402)	46,602
Capital contributions for retirement plan and services	—	—	—	—	559
Contributions for consideration for compensation to employees	—	—	5,322	1,037	1,217
Amortization of deferred loan costs	1,254	9,063	1,599	1,204	4,497
Bad debt expense	—	—	22	85	302
Loss on early extinguishment of debt	—	—	—	—	8,255
Change in assets and liabilities:
Accounts receivable	(11,610)	(316)	10,230	(590)	(3,646)
Other receivables	(2,590)	280	(280)	343	180
Other current assets	1,060	(1,489)	(549)	674	(1,483)
Other assets	(2)	(3)	514	90	790
Due from affiliates	18,613	(11,007)	(572)	(6,791)	2,646
Accounts payable	(9,942)	(6,236)	9,250	5,800	119
Revenue payable	2,302	(5,567)	1,497	4,788	(19)
Accrued expenses	1,825	113	(438)	315	63
Other long-term liabilities	403	31	140	168	211
Other	—	1	(1)	1	(239)

Net cash provided by (used in) operating activities	51,458	(24,319)	27,474	(9,385)	3,440
Cash flows from investing activities:
Restricted cash	1,093	—	(55)	3,168	(4,318)
Acquisition of business — PetroEdge	(71,213)	—	—	—	—
Equipment, development and leasehold	(84,173)	(7,341)	(88,864)	(103,523)	(32,551)
Acquisition of minority interest — ArcLight	—	—	—	—	(7,800)

Net cash used in investing activities	(154,293)	(7,341)	(88,919)	(100,355)	(44,669)
Cash flows from financing activities:
Proceeds from bank borrowings	45,064	580	—	149,862	75,892
Repayments of note borrowings	(3,800)	(260,013)	(428)	(589)	(102,777)
Proceeds from revolver note	95,000	94,000	35,000	75,000	—
Repayment of revolver note	—	—	—	(75,000)	—
Contributions(distributions)	626	49,783	15,226	(22,158)	121,568
Distributions to unitholders	(28,360)	—
Proceeds from issuance of common units	—	163,800	—	—	—
Syndication costs	(265)	(12,775)	—	—	—
Equity offering costs	—	—	—	—	13,297
Repayment of subordinated debt	—	—	—	—	(66,390)
Refinancing costs	(1,893)	(3,546)	(1,687)	(4,568)	(6,281)

Net cash provided by financing activities	106,372	31,829	48,111	122,547	35,309

Net increase (decrease) in cash and cash equivalents	3,537	169	(13,334)	12,807	(5,920)
Cash and cash equivalents, beginning of period	169	—	13,334	527	6,447

Cash and cash equivalents, end of period	$3,706	$169	$—	$13,334	$527

The accompanying notes are an integral part of these consolidated/carve-out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

STATEMENTS OF PARTNERS’ EQUITY
(amounts as of and prior to December 31, 2007 are restated)
($ in thousands)

Predecessor (Carve out):
Balance, December 31, 2004	$705
Net Loss	(85,307)
Partner contributions	121,568
Contributions for consideration for compensation to employees	1,217
Contributions for retirement plan	495
Contributions for consideration of services	64

Balance, December, 2005	38,742
Net income	29,133
Contributions for consideration for compensation to employees	1,037
Partners distributions	(22,158)

Balance, December 31, 2006	46,754
Net loss	(29,174)
Contributions for consideration for compensation to employees	5,322
Partner contributions	15,226

Balance, November 14, 2007	$38,128

	Common				General	General	Total
	Units	Common	Subordinated	Subordinated	Partner	Partner	Partners’
	Issued	Unitholders	Units	Unitholders	Units	Interest	Equity

Successor (Consolidated):
Balance, November 14, 2007	—	$—	—	$—	—	$—	$—
Proceeds from initial public offering, net of underwriting discount	9,100,000	153,153	—	—	—	—	153,153
Offering costs	—	(2,128)	—	—	—	—	(2,128)
Acquisition of the Predecessor	3,201,521	22,532	8,857,981	62,340	431,827	3,039	87,911
Net loss	—	(10,947)	—	(7,875)	—	(384)	(19,206)

Balance, December 31, 2007	12,301,521	162,610	8,857,981	54,465	431,827	2,655	219,730
Net loss	—	(99,097)	—	(71,356)	—	(3,479)	(173,932)
Offering costs	—	(265)	—	—	—	—	(265)
Contributions	—	341	—	285	—	—	626
Unit-based compensation	30,000	35	—	—	—	—	35
Distributions	—	(17,792)	—	(9,251)	—	(623)	(27,666)

Balance, December 31, 2008	12,331,521	$45,832	8,857,981	$(25,857)	431,827	$(1,447)	$18,528

The accompanying notes are an integral part of these consolidated/carve-out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS

Note 1 —	Organization, Basis of Presentation, Misappropriation, Reaudit and Restatement, Going Concern and Business

Organization

Quest Energy Partners, L.P. (“Quest Energy” or “QELP”) is a Delaware limited partnership. Unless the context clearly requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean Quest Energy Partners, L.P. and its consolidated subsidiaries.

We were formed in July 2007 by Quest Resource Corporation (“QRCP”) to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. Quest Energy GP, LLC (“Quest Energy GP”) is our general partner and owns all of the general partner interests. Our principal operations and producing properties are located in the Cherokee Basin of southeastern Kansas and northeastern Oklahoma (the “Cherokee Basin Operations”) and the Appalachian Basin in West Virginia and New York. Our Appalachian Basin operations are primarily focused on the development of the Marcellus Shale through Quest Eastern Resource LLC (“Quest Eastern”). Our Cherokee Basin Operations are currently focused on developing CBM gas production.

Basis of Presentation

The consolidated financial statements and related notes thereto include all of our subsidiaries, operations from November 15, 2007 through December 31, 2008 (the “Successor”). The carve out financial statements and related notes thereto represent the carve out financial position, results of operations, cash flows and changes in partners’ capital of the Cherokee Basin Operations of QRCP and reflect the operations of Quest Cherokee, LLC (“Quest Cherokee”) and Quest Cherokee Oilfield Services, LLC (“QCOS”) formerly owned by QRCP (the “Predecessor”). The carve out financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (“SAB”) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Certain expenses incurred by QRCP are only indirectly attributable to its ownership of the Cherokee Basin Operations as QRCP owns interests in midstream assets and other gas and oil properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Predecessor, so that the carve out financial statements reflect substantially all the costs of doing business.

Misappropriation, Reaudit and Restatement

These consolidated financial statements include our restated and reaudited financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and our Predecessor’s restated and reaudited carve out financial statements as of and for the years ended December 31, 2005 and 2006 and for the period from January 1, 2007 to November 14, 2007. We will subsequently file (i) an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 including restated consolidated financial statements as of December 31, 2007 and March 31, 2008 and for the three month periods ended March 31, 2007 and 2008; (ii) an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 including restated consolidated financial statements as of December 31, 2007 and June 30, 2008 and for the three and six month periods ended June 30, 2007 and 2008; and (iii) a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 including restated consolidated financial statements as of December 31, 2007 and for the three and nine month periods ended September 30, 2007.

Investigation — On August 22, 2008, in connection with an inquiry from the Oklahoma Department of Securities, the boards of directors of QRCP, Quest Energy GP, and Quest Midstream GP, LLC (“Quest Midstream GP”), the general partner of Quest Midstream Partners, L.P. (“QMLP”), held a joint working session to address certain unauthorized transfers, repayments and re-transfers of funds (the “Transfers”) to entities controlled by their former chief executive officer, Mr. Jerry D. Cash. These transfers totaled approximately $10 million between 2005 and 2008, of which $9.5 million related to us.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

A joint special committee comprised of one member designated by each of the boards of directors of QRCP, Quest Energy GP, and Quest Midstream GP, was immediately appointed to oversee an independent internal investigation of the Transfers. In connection with this investigation, other errors were identified in prior year financial statements and management and the board of directors concluded that we had material weaknesses in our internal control over financial reporting. As of December 31, 2008, these material weaknesses continued to exist.

As reported on a Current Report on Form 8-K initially filed on January 2, 2009 and amended on February 6, 2009, on December 31, 2008, the board of directors of Quest Energy GP determined that our audited consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007, our unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six months ended June 30, 2008 and our Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006 and for the period from January 1, 2007 to November 14, 2007 should no longer be relied upon.

Additionally, the amended 8-K reported that our management had concluded that the reported cash balances and partners’ equity of the Predecessor will be reduced by a total of $9.5 million as of November 14, 2007, which represents the total amount of the Transfers that had been funded by Quest Cherokee as of the closing of our initial public offering. Our management concluded that such Transfers had indirectly resulted in Quest Cherokee borrowing an additional $9.5 million under its credit facilities prior to November 15, 2007. QRCP repaid this additional indebtedness of Quest Cherokee at the closing of our initial public offering. We have no obligation to repay such amount to QRCP. Notwithstanding the foregoing, our reported cash balances and partners’ equity as of December 31, 2007 and June 30, 2008 continued to reflect the Transfers and accordingly were overstated by $10 million (consisting of the $9.5 million funded by Quest Cherokee that had been repaid by QRCP at the closing of our initial public offering and an additional $0.5 million that was recorded on our balance sheet in error — the additional $0.5 million was funded after the closing of our initial public offering by another subsidiary of QRCP in which we have no ownership interest).

In October 2008, Quest Energy GP’s audit committee engaged a new independent registered public accounting firm to audit our consolidated financial statements for 2008 and, in January 2009, engaged them to reaudit our consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and our Predecessor’s consolidated financial statements as of and for the years ended December 31, 2005 and 2006 and for the period from January 1, 2007 to November 14, 2007. The restated consolidated financial statements to which these Notes apply also correct errors in a majority of the financial statement line items found in the previously issued consolidated financial statements for all periods presented. See Note 16 — Restatement.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business, though such an assumption may not be true. The Partnership and its Predecessor have incurred significant losses from 2004 through 2008, mainly attributable to the operations, impairment of oil and gas properties, unrealized gains and losses from derivative financial instruments, legal restructurings, financings, the current legal and operational structure and, to a lesser degree, the cash expenditures resulting from the investigation related to the Transfers.

While we were in compliance with the covenants in our credit agreements as of December 31, 2008 and expect to be in compliance as of March 31, 2009, we do not expect to be in compliance for all of 2009. If defaults exist at June 30, 2009 or in subsequent periods that are not waived by our lenders, our assets could be subject to foreclosure or other collection efforts. Our First Lien Credit Agreement limits the amount we can borrow to a borrowing base amount, determined by the lenders at their sole discretion. Outstanding borrowings in excess of the borrowing base will be required to be repaid in either four equal monthly installments following notice of the new borrowing base or

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

immediately if the borrowing base is reduced in connection with a sale or disposition of certain properties in excess of 5% of the borrowing base. We are currently in discussions with our lenders relating to the reserve borrowing base for our First Lien Credit Agreement and other covenants for 2009. We believe our 2009 reserve borrowing base will be approximately $140 million, which is $50 million lower than our current borrowing base of $190 million. We have not resolved this anticipated borrowing base deficiency. While we might be able to enter into new derivative contracts and/or reprice our existing derivative contracts to reduce or eliminate this deficiency, there is no certainty that we will be able to do so. Furthermore, we are at risk for product price movements until we reprice existing derivative contracts and/or add our desired new derivative contracts.

Under the terms of our Second Lien Loan Agreement we are required to make quarterly payments of $3.8 million. The next payment is due August 15, 2009. The balance remaining after the August 15, 2009 payment is $29.8 million and is due on September 30, 2009. Due to the likely principal payments required to be made under our First Lien Credit Agreement in connection with the borrowing base redetermination, no assurance can be given that we will be able to repay such amount in accordance with the terms of the agreement. Failure to make the principal payment under the Second Lien Loan Agreement or the principal payment due under the First Lien Credit Agreement (absent any waiver granted or amendment to the agreement) would be a default under the terms of both agreements, resulting in payment acceleration of both loans.

QRCP has pledged its ownership in our general partner to secure its term loan credit agreement and is almost exclusively dependent upon distributions from its interest in Quest Midstream and the Partnership for revenue and cash flow. QRCP does not expect to receive any distributions from Quest Midstream or the Partnership in 2009. If QRCP were to default under its credit agreement, the lenders of QRCP’s credit facility could obtain control of our general partner or sell control of our general partner to a third party. In the past, QRCP has not satisfied all of the financial covenants contained in its credit agreement. In QRCP’s Form 10-K for 2008, its independent registered public accounting firm expressed doubt about its ability to continue as a going concern if it is unable to restructure its debt obligations, issue equity securities and/or sell assets in the next few months. If QRCP is not successful in obtaining sufficient additional funds, there is a significant risk that QRCP will be forced to file for bankruptcy protection.

Based on the foregoing, we have determined that there is substantial doubt about our ability to continue as a going concern, absent an amendment of our credit agreements.

We are currently discussing various options with our lenders, however, there can be no assurance that we will be successful in these discussions.

Given the liquidity challenges we are facing, we have undertaken a strategic review of our assets and are currently evaluating one or more transactions to dispose of assets, liquidate derivative contracts, or enter into new derivative contracts in order to raise additional funds for operations and/or to repay indebtedness. On April 28, 2009, we, QRCP and Quest Midstream entered into a non-binding letter of intent which contemplates a transaction in which all three companies would form a new publicly traded holding company that would wholly-own all three entities (the “Recombination”). The closing of the Recombination is subject to the satisfaction of a number of conditions yet to be negotiated among the parties and to be set forth in a definitive merger agreement.

Business

We operate in one reportable segment engaged in the exploration, development and production of oil and gas properties. Our properties can be summarized as follows:

•	Cherokee Basin. 152.7 Bcfe of estimated net proved reserves as of December 31, 2008 and an average net daily production of 57.3 Mmcfe for the year ended December 31, 2008 in the Cherokee Basin;

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

•	Appalachian Basin. 10.9 Bcfe of estimated net proved reserves as of December 31, 2008 and an average net daily production of 2.9 Mmcfe for the year ended December 31, 2008 in the Marcellus Shale and Devonian Sand formations in West Virginia and New York; and

•	Seminole County. 588,800 Bbls of estimated net proved reserves as of December 31, 2008 and an average net daily production of approximately 148 Bbls for the year ended December 31, 2008 of oil producing properties in Seminole County, Oklahoma.

On November 15, 2007, we completed an initial public offering of 9,100,000 common units at $18.00 per unit, or $16.83 per unit after payment of the underwriting discount (excluding a structuring fee). On November 9, 2007, our common units began trading on the NASDAQ Global Market. Total proceeds from the sale of the common units in the initial public offering were $163.8 million, before underwriting discounts and offering costs, of approximately $10.6 million and $2.1 million, respectively. We used the net proceeds of $151.3 million to repay a portion of the indebtedness of QRCP.

Additionally, on November 15, 2007:

(a) We entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”) with Quest Energy GP, QRCP and certain of the QRCP’s subsidiaries. At the closing of the offering, the following transactions, among others, occurred pursuant to the Contribution Agreement:

•	the contribution of Quest Cherokee and its subsidiary, QCOS, to us. Quest Cherokee owns all of QRCP’s oil and gas leases in the Cherokee Basin;

•	the issuance of 431,827 General Partner Units and the incentive distribution rights to Quest Energy GP and the continuation of its 2.0% general partner interest in us; and

•	the issuance of 3,201,521 common and 8,857,981 subordinated units to QRC

•	QRCP and its affiliates on the one hand, and we and Quest Cherokee on the other, agreed to indemnify the other parties from and against all losses suffered or incurred by reason of or arising out of certain existing legal proceedings.

(b) We, Quest Energy GP and QRCP entered into an Omnibus Agreement, which governs our relationship with QRCP and its affiliates regarding the following matters:

•	reimbursement of certain insurance, operating and general and administrative expenses incurred on behalf of us;

•	indemnification for certain environmental liabilities, tax liabilities, title defects and other losses in connection with assets;

•	a license for the use of the Quest name and mark; and

•	our right to purchase from QRCP and its affiliates certain assets that QRCP and its affiliates acquire within the Cherokee Basin.

(c) We, Quest Energy GP and Quest Energy Service, LLC (“QES”) entered into a Management Services Agreement, under which QES will perform acquisition services and general and administrative services, such as accounting, finance, tax, property management, risk management, land, marketing, legal and engineering to us, as directed by Quest Energy GP, for which we will reimburse QES on a monthly basis for the reasonable costs of the services provided.

(d) We entered into an Assignment and Assumption Agreement (the “Assignment”) with Bluestem Pipeline, LLC (“Bluestem”) and QRCP, whereby QRCP assigned all of its rights in that certain Midstream Services and Gas Dedication Agreement, dated as of December 22, 2006, but effective as of December 1, 2006, as amended (the “Midstream Services Agreement”), to us, and we assumed all of QRCP’s liabilities and

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

obligations arising under the Midstream Services Agreement from and after the assignment. Bluestem will gather and provide certain midstream services, including dehydration, treating and compression, to us for all gas produced from our wells in the Cherokee Basin that are connected to Bluestem’s gathering system.

(e) We signed an Acknowledgement and Consent and therefore became subject to that certain Omnibus Agreement (the “Midstream Omnibus Agreement”), dated December 22, 2006, among QRCP, Quest Midstream GP, LLC, Bluestem and Quest Midstream. As long as we are an affiliate of QRCP and QRCP or any of its affiliates control Quest Midstream, we will be bound by the Midstream Omnibus Agreement. The Quest Midstream Agreement restricts us from engaging in the following businesses, subject to certain exceptions:

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

(f) Quest Energy GP adopted the Quest Energy Partners, L.P. Long-Term Incentive Plan (the “Plan”) for employees, consultants and directors of Quest Energy GP and its affiliates, including us, who perform services for us. The Plan provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards. Subject to adjustment for certain events, an aggregate of 2,115,950 common units may be delivered pursuant to awards under the Plan. On January 28, 2008 we granted 15,000 units each to two members of the board of directors. For each, 3,750 of the units immediately vested, and the remaining units vest on the first three anniversaries of the date of grant.

Note 2 —	Summary of Significant Accounting Policies

Principles of Consolidation — These consolidated financial statements include our accounts and the accounts of our subsidiaries. Subsidiaries in which we directly or indirectly own more than 50% of the outstanding voting securities or those in which we have effective control over are accounted for under the consolidation method of accounting. Upon dilution of control below 50% or the loss of effective control, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods. All significant intercompany accounts and transactions have been eliminated in consolidation/carve-out.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates are based on remaining proved oil and gas reserves. Estimates of proved reserves are key components of our depletion rate for oil and natural gas properties and our full cost ceiling test limitation. In addition, estimates are used in computing taxes, asset retirement obligations, fair value of derivative contracts and other items. Actual results could differ from these estimates.

Revenue Recognition — We derive revenue from our oil and gas operations from the sale of produced oil and natural gas. We use the sales method of accounting for the recognition of oil and gas revenue. Because there is a ready market for oil and natural gas, we sell our oil and natural gas shortly after production at various pipeline

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

receipt points at which time title and risk of loss transfers to the buyer. Revenue is recorded when title and risk of loss is transferred based on our net revenue interests.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We maintain our cash balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation. Our cash balances typically are in excess of the insured amount; however no losses have been recognized as a result of this circumstance. Restricted Cash represents cash pledged to support reimbursement obligations under outstanding letters of credit.

Accounts Receivable — We conduct the majority of our operations in the States of Kansas and Oklahoma and operate exclusively in the oil and gas industry. Our receivables are generally unsecured; however, we have not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements. Management periodically assesses our accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations in the period determined to be uncollectible. The allowance for doubtful accounts was approximately $0.2 million as of December 31, 2008, 2007 and 2006.

Inventory — Inventory includes tubular goods and other lease and well equipment which we plan to utilize in our ongoing exploration and development activities and is carried at the lower of cost or market using the specific identification method.

Oil and Gas Properties — We use the full cost method of accounting for oil and gas properties. Under the full cost method, all direct costs and certain indirect costs associated with the acquisition, exploration, and development of our oil and gas properties are capitalized.

Oil and gas properties are depleted using the units-of-production method. The depletion expense is significantly affected by the unamortized historical and future development costs and the estimated proved oil and gas reserves. Estimation of proved oil and gas reserves relies on professional judgment and use of factors that cannot be precisely determined. Holding all other factors constant, if proved oil and gas reserve quantities were revised upward or downward, earnings would increase or decrease, respectively. Subsequent proved reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting period. No gains or losses are recognized upon the sale or disposition of oil and gas properties unless the sale or disposition represents a significant quantity of proved reserves, which would have a significant impact on the depreciation, depletion, and amortization rate.

Under the full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10% per annum, plus the lower of cost or fair value of unevaluated properties less income tax effects (the “ceiling limitation”). We perform a quarterly ceiling test to evaluate whether the net book value of our full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion, and amortization) less related deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of our full cost pool is a non-cash charge that reduces earnings and impacts partners’ (deficit) equity in the period of occurrence and typically results in lower depreciation, depletion, and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are depressed, even if low prices are temporary. In addition, a write-down may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly. See Note 5 — Property.

Unevaluated Properties — The costs directly associated with unevaluated oil and gas properties and properties under development are not initially included in the amortization base and relate to unproved leasehold acreage, seismic data, wells and production facilities in progress and wells pending determination together with interest costs capitalized for these projects. Unevaluated leasehold costs are transferred to the amortization base once determination has been made or upon expiration of a lease. Geological and geophysical costs associated with a

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

specific unevaluated property are transferred to the amortization base with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. All items included in our unevaluated property balance are assessed on a quarterly basis for possible impairment or reduction in value. Any impairments to unevaluated properties are transferred to the amortization base.

Capitalized General and Administrative Expenses — Under the full cost method of accounting, a portion of general and administrative expenses that are directly attributable to our acquisition, exploration, and development activities are capitalized to our full cost pool. The capitalized costs include salaries, related fringe benefits, cost of consulting services and other costs directly associated with those activities. We capitalized general and administrative costs related to our acquisition, exploration and development activities, during the year ended December 31, 2008, the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005 of $3.0 million, $0.3 million, $2.0 million, $1.4 million and $0.8 million, respectively.

Other Property and Equipment — The cost of other property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets.

Upon disposition or retirement of property and equipment, other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is recognized in the income statement in the period of sale or disposition.

Impairment — Long-lived assets, such as property, and equipment, and finite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of such assets exceeds their undiscounted estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such assets exceeds the fair value of the assets.

Other Assets — Other assets include deferred financing costs associated with bank credit facilities and are amortized over the term of the credit facility into interest expense.

Asset Retirement Obligations — Asset retirement obligations associated with the retirement of a tangible long-lived asset are recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at our credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

We own oil and gas properties that require expenditures to plug and abandon the wells when the oil and gas reserves in the wells are depleted. These expenditures are recorded in the period in which the liability is incurred (at the time the wells are drilled or acquired). Asset retirement obligations are recorded as a liability at their estimated present value at the asset’s inception, with the offsetting increase to property cost. Periodic accretion expense of the estimated liability is recorded in the consolidated statements of operations.

Derivative Instruments — We utilize derivative instruments in conjunction with our marketing and trading activities and to manage price risk attributable to our forecasted sales of oil and gas production.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

We elect “Normal Purchases Normal Sales” (“NPNS”) accounting for derivative contracts that provide for the purchase or sale of a physical commodity that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Derivatives that are designated as NPNS are accounted for under the accrual method of accounting.

Under accrual accounting, we record revenues in the period when we deliver energy commodities or products, render services, or settle contracts. Once we elect NPNS classification for a given contract, we do not subsequently change the election and treat the contract as a derivative using mark-to-market or hedge accounting. However, if we were to determine that a transaction designated as NPNS no longer qualified for the NPNS election, we would have to record the fair value of that contract on the balance sheet at that time and immediately recognize that amount in earnings.

For those derivatives that do not meet the requirements for NPNS designation nor qualify for hedge accounting, we believe that they are still effective as economic hedges of our commodity price exposure. These contracts are accounted for using the mark-to-market accounting method. Using this method, the contracts are carried at their fair value on our consolidated balance sheets under the captions “Derivative financial instrument assets” and “Derivative financial instrument liabilities.” We recognize all unrealized and realized gains and losses related to these contracts on our consolidated statements of operations under the caption “Gain (loss) from derivative financial instruments,” which is a component of other income (expense).

We have exposure to credit risk to the extent a counterparty to a derivative instrument is unable to meet its settlement commitment. We actively monitor the creditworthiness of each counterparty and assesses the impact, if any, on our derivative positions. We do not apply hedge accounting to our derivative instruments. As a result, both realized and unrealized gains and losses on derivative instruments are recognized in the income statement as they occur.

Legal — We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of our business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These estimates are adjusted as additional information becomes available or circumstances change. See Note 11 — Commitments and Contingencies.

Environmental Costs — Environmental expenditures are expensed or capitalized, as appropriate, depending on future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities related to future costs are recorded on an undiscounted basis when environmental assessments and/or remediation activities are probable and costs can be reasonably estimated. We have no environmental costs accrued for all periods.

Unit-Based Compensation — We grant unit-based awards and account for unit-based compensation at fair value. The fair value of unit awards is determined using a Black-Scholes pricing model. The fair value of restricted or bonus unit awards are valued using the market price of our common units on the grant date. Unit-based compensation expense is recognized over the requisite service period net of estimated forfeitures.

We account for unit-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires that compensation related to all unit-based awards be recognized in the financial statements based on their estimated grant-date fair value.

Income Taxes — We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. Our taxable income or loss, which may vary substantially from the net income or net loss we report in our consolidated statement of income, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined as we do not have access to information about each partner’s tax attributes in us.

Net Income (Loss) per Unit — We calculate net income per limited partner unit in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two — Class Method under FASB Statement No. 128

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

(“EITF 03-06”). EITF 03-06 requires that in any accounting period where our aggregate net income exceeds our aggregate distribution for such period, we are required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.

Concentrations of Market Risk — Our future results will be affected by the market price of oil and natural gas. The availability of a ready market for oil and gas will depend on numerous factors beyond our control, including weather, production of oil and gas, imports, marketing, competitive fuels, proximity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of oil and gas, the regulatory environment, and other regional and political events, none of which can be predicted with certainty.

Concentration of Credit Risk — Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash and accounts receivable. We place our cash investments with highly qualified financial institutions. Risk with respect to receivables as of December 31, 2008, 2007 and 2006 arise substantially from the sales of oil and gas.

ONEOK Energy Marketing and Trading Company (“ONEOK”), accounted for substantially all of our oil and gas revenue for the year ended December 31, 2008. Natural gas sales to ONEOK accounted for more than 71% of total revenue for the year ended December 31, 2007, and more than 91% for the years ended December 31, 2006 and 2005.

Fair Value — Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities measured on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements for assets and liabilities measured on a recurring basis. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 by one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have elected to utilize this deferral and have only partially applied SFAS 157 (to financial assets and liabilities measured at fair value on a recurring basis, as described above). Accordingly, we will apply SFAS 157 to our nonfinancial assets and liabilities for which we disclose or recognize at fair value on a nonrecurring basis, such as asset retirement obligations and other assets and liabilities in the first quarter of 2009. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS 157 also establishes a hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 — Quoted prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 — Pricing inputs other than quoted prices in active markets included in Level 1 which are either directly or indirectly observable as of the reporting date. Level 2 consists primarily of non-exchange traded commodity derivatives.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources.

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Certain of our derivatives are classified as Level 3 because observable market data is not available for all of the time periods for which we have derivative instruments. As observable market data becomes available for all of the time periods, these derivative positions will be reclassified as Level 2. The income valuation approach, which involves discounting estimated cash flows, is primarily used to determine recurring fair value measurements of our derivative instruments classified as Level 2 or Level 3. We prioritize the use of the highest level inputs available in determining fair value.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. Because of the long-term nature of certain assets and liabilities measured at fair value as well as differences in the availability of market prices and market liquidity over their terms, inputs for some assets and liabilities may fall into any one of the three levels in the fair value hierarchy. While SFAS 157 requires us to classify these assets and liabilities in the lowest level in the hierarchy for which inputs are significant to the fair value measurement, a portion of that measurement may be determined using inputs from a higher level in the hierarchy.

Recently Adopted Accounting Principles

We adopted SFAS 157 as of January 1, 2008. SFAS 157 does not require any additional fair value measurements. Rather, the pronouncement defines fair value, establishes a framework for measuring fair value under existing accounting pronouncements that require fair value measurements, and expands disclosures about fair value measurements. We elected to implement SFAS 157 with the one-year deferral FASB Staff Position (“FSP”) FAS No. 157-2 for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items recognized or disclosed at fair value on a recurring basis (at least annually). Effective upon issuance, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), in October 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that financial asset is not active. As of December 31, 2008, we had no financial assets with a market that was not active.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB 108 became effective beginning January 1, 2007 and applies to our restatement adjustments recorded in the restated financial statements presented herein.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets (“SFAS 153”). SFAS 153 requires the use of fair value measurement for exchanges of nonmonetary assets. Because SFAS 153 is applied retrospectively, the statement was effective for us in 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) concluded in Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”), that purchases and sales of inventory with the same party in the same line of business should be accounted for as nonmonetary exchanges, if entered into in contemplation of one another. We present purchase and sale activities related to our marketing and trading activities on a net basis in the income statement. The conclusion reached on EITF 04-13 did not have an impact on our consolidated financial statements.

Recent Accounting Pronouncements

In April 2007, the FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), which amends FIN 39, Offsetting of Amounts Related to Certain Contracts. FSP FIN 39-1 permits netting fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. FSP FIN 39-1 also requires that the net presentation of derivative assets and liabilities include amounts attributable to the fair value of the right to reclaim collateral assets held by counterparties or the obligation to return cash collateral received from counterparties. We did not elect to adopt FSP FIN 39-1.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, with early adoption prohibited. Effective January 1, 2009, we will apply this statement to any business combinations, including the contemplated Recombination previously discussed. The adoption of SFAS 141(R) did not have a material effect on our results of operations, cash flows and financial position as of January 1, 2009, the date of adoption.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), including an amendment to SFAS 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, enables entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have assessed the provisions of SFAS 159 and we have elected not to apply fair value accounting to our existing eligible financial instruments. As a result, the adoption of SFAS 159 did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary. In addition, SFAS 160 establishes principles for valuation of retained non-controlling equity investments and measurement of gain or loss when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements to clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. After adopting SFAS 160 in 2009, we will apply provisions of this standard to noncontrolling interests created or acquired in future periods. Upon adoption, we will reclassify our minority interests to partners’ equity.

In March 2008, the FASB issued EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships, which requires that master limited partnerships use the two-class method of allocating earnings to calculate earnings per unit. EITF Issue No. 07-4 is effective for fiscal years and interim periods beginning after December 15, 2008. We are evaluating the effect this pronouncement will have on our earnings per unit.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 does not change the accounting for derivatives, but requires enhanced disclosures about how and why we use derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect our financial position, financial performance and cash flows. SFAS 161 is effective for us beginning with the first quarter of 2009.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per unit under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We adopted FSP EITF 03-6-1 effective January 1, 2009. FSP EITF 03-6-1 did not have an effect on the presentation of earnings per unit.

On December 31, 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting, which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price may have had an effect on our 2008 depletion rates for our oil and gas properties and the amount of impairment recognized as of December 31, 2008 had the new rules been effective for the period. The new rules are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule. We plan to implement the new requirements in our Annual Report on Form 10-K for the year ended December 31, 2009. We are currently assessing the impact the rules will have on our consolidated financial statements.

Note 3 —	Acquisitions and Divestitures

Acquisitions

PetroEdge — On July 11, 2008, we acquired interests in producing properties in Appalachia from QRCP. QRCP completed the acquisition of privately held PetroEdge Resources LLC (WV) (“PetroEdge”) in an all cash purchase for approximately $142 million in cash including transaction costs, subject to certain adjustments for working capital and certain other activity between May 1, 2008 and the closing date. The assets acquired were approximately 78,000 net acres of oil and natural gas producing properties in the Appalachian Basin with estimated net proved reserves of 99.6 Bcfe as of May 1, 2008 and net production of approximately 3.3 million cubic feet equivalent per day (“Mmcfe/d”).

At closing, QRCP sold the producing well bores to our subsidiary, Quest Cherokee, for approximately $71.2 million. The proved undeveloped reserves, unproved and undrilled acreage related to the wellbores (generally all acreage other than established spacing related to the producing well bores) and a gathering system were retained by PetroEdge and its name was changed to Quest Eastern Resource LLC. Quest Eastern is designated as operator of the wellbores purchased by Quest Cherokee and conducts drilling and other operations for our affiliates and third parties on the PetroEdge acreage. We funded our purchase of the PetroEdge wellbores with borrowings under our First Lien Credit Agreement and the proceeds of a $45 million, six-month term loan. See Note 4 — Long-Term Debt.

We accounted for this acquisition in accordance with SFAS 141, “Business Combinations.” The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values of the respective assets and liabilities at the time of closing. The following table summarizes the allocation of the purchase price (in thousands):

Proved oil and gas properties	$73,406
Asset retirement obligations	(2,193)

Purchase price	$71,213

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Pro Forma Summary Data related to acquisitions (unaudited)

The following unaudited pro forma information summarizes the results of operations for the years ended December 31, 2008 and 2007 as if the PetroEdge asset acquisition had occurred on January 1, 2008 and 2007 (in thousands):

	Successor		Predecessor
		November 15, 2007	January 1, 2007
	Year Ended	to	to
	December 31,	December 31,	November 14,
	2008	2007	2007
	(Consolidated)	(Consolidated)	(Carve-out)

Pro forma revenue	$154,630	$16,879	$100,554
Pro forma net income (loss)	$(185,616)	$(20,397)	$(43,380)
Pro forma net income (loss) per limited partner unit — basic and diluted	$(8.58)	$(0.94)

The pro forma information is presented for illustration purposes only, in accordance with the assumptions set forth below. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the acquisitions or any future acquisition-related expenses. The pro forma adjustments are based on estimates and assumptions. Management believes the estimates and assumptions are reasonable, and that the significant effects of the transactions are properly reflected.

The pro forma information is a result of combining our income statement with the pre-acquisition results of PetroEdge adjusted for 1) recording pro forma interest expense on debt incurred to acquire the PetroEdge assets; and 2) depreciation, depletion and amortization expense calculated based on the adjusted basis of the properties acquired using the purchase method of accounting.

Seminole County — We purchased certain oil producing properties in Seminole County, Oklahoma from a private company for $9.5 million in a transaction that closed in early February 2008. As of December 31, 2008, the properties have estimated net proved reserves of 588,800 barrels, all of which are proved developed producing. In addition, we entered into crude oil swaps for approximately 80% of the estimated production from the property’s proved developed producing reserves at WTI-NYMEX prices per barrel of oil of approximately $96.00 in 2008, $90.00 in 2009, and $87.50 for 2010. The acquisition was financed with borrowings under the First Lien Credit Agreement.

Note 4 —	Long-Term Debt

The following is a summary of our long-term debt at December 31, 2008, 2007 and 2006 (in thousands):

	Successor		Predecessor
	December 31	December 31	December 31
	2008	2007	2006

Borrowings under bank senior credit facilities
First Lien Credit Agreement	$189,000	$94,000	$225,000
Second Lien Loan Agreement	41,200	—	—
Notes payable to banks and finance companies, secured by equipment and vehicles, due in installments through October 2013 with interest ranging from 2.9% to 9.8% per annum	772	708	569

Total debt	230,972	94,708	225,569
Less current maturities included in current liabilities	41,882	666	324

Total long-term debt	$189,090	$94,042	$225,245

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of long-term debt during the next five years at December 31, 2008 are as follows (in thousands):

2009	$41,882
2010	189,050
2011	26
2012	7
2013 and thereafter	7

Total	$230,972

Other Long-Term Indebtedness

Approximately $0.8 million of notes payable to banks and finance companies were outstanding at December 31, 2008 and are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest ranging from 2.9% to 9.8% per annum.

Credit Facilities

On November 15, 2007, we entered into an Amended and Restated Credit Agreement (the “First Lien Credit Agreement”) as guarantor with QRCP, as the initial co-borrower, Quest Cherokee, as the borrower, RBC, as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto. Quest Cherokee and QRCP had previously been parties to the following credit agreements with Guggenheim Corporate Funding, LLC (“Guggenheim”): (i) Amended and Restated Senior Credit Agreement, dated February 7, 2006, as amended; (ii) Amended and Restated Second Lien Term Loan Agreement, dated June 9, 2006, as amended; and (iii) Third Lien Term Loan Agreement, dated June 9, 2006, as amended (collectively, the “Prior Credit Agreements”). Guggenheim and the lenders under the Prior Credit Agreements assigned all of their interests and rights (other than certain excepted interests and rights) in the Prior Credit Agreements to RBC and the new lenders under the First Lien Credit Agreement pursuant to a Loan Transfer Agreement, dated November 15, 2007, by and among QRCP, Quest Cherokee, QOG, QES, QCOS, Guggenheim, Wells Fargo Foothill, Inc., the lenders under the Prior Credit Agreements and RBC. The First Lien Credit Agreement amended and restated the Prior Credit Agreements in their entirety. In connection with the closing of our initial public offering and the application of the net proceeds thereof, QRCP was released as a borrower under the First Lien Credit Agreement. On April 15, 2008, we and Quest Cherokee entered into a First Amendment to Amended and Restated Credit Agreement that, among other things, amended the interest rate and maturity date pursuant to the “market flex” rights contained in the commitment papers related to the First Lien Credit Agreement.

The credit facility under the First Lien Credit Agreement, as amended, consists of a three-year $250 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base that is redetermined by RBC and the lenders every six months taking into account the value of Quest Cherokee’s proved reserves. In addition, Quest Cherokee and RBC each have the right to initiate a redetermination of the borrowing base between each six-month redetermination. As of December 31, 2008, the borrowing base was $190 million, and the amount borrowed under the First Lien Credit Agreement was $189 million. No amounts were available for borrowing because the remaining $1.0 million was supporting letters of credit issued under the First Lien Credit Agreement.

Quest Cherokee pays a quarterly revolving commitment fee equal to 0.30% to 0.50% (depending on the utilization percentage) of the actual daily amount by which the lesser of the aggregate revolving commitment and the borrowing base exceeds the sum of the outstanding balance of borrowings and letters of credit under the revolving credit facility.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

During the Transition Period (as defined in the First Lien Credit Agreement, as amended), interest accrues at either LIBOR plus 4.0% or the base rate plus 3.0%. After the Transition Period ends, interest accrues at either LIBOR plus a margin ranging from 2.75% to 3.375% (depending on the utilization percentage) or the base rate plus a margin ranging from 1.75% to 2.375% (depending on the utilization percentage). The base rate varies daily and is generally the higher of the federal funds rate plus 0.50%, RBC’s prime rate or LIBOR plus 1.25%. The Transition Period will generally end once the repayment of the Second Lien Loan Agreement (discussed below) has occurred.

On July 11, 2008, concurrent with our acquisition of the PetroEdge wellbores in the Appalachian Basin from QRCP, we and Quest Cherokee entered into a Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement,” together with the First Lien Credit Agreement, as amended, the “credit agreements”) for a six-month, $45 million term loan.

The Second Lien Loan Agreement is among Quest Cherokee, as the borrower, us, as a guarantor, RBC, as administrative agent and collateral agent, KeyBank National Association, as syndication agent, Société Générale, as documentation agent, and the lenders party thereto. On October 28, 2008, we and Quest Cherokee entered into a First Amendment to Second Lien Loan Agreement (the “First Amendment to Second Lien Loan Agreement”) to, among other things, extend the maturity date to September 30, 2009 and to amend and/or waive certain of the representations and covenants contained in the Second Lien Loan Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among us, QRCP and Quest Midstream. At the same time, a Second Amendment to the First Lien Credit Agreement was entered into to amend and/or waive certain of the representations and covenants contained in the Second Lien Loan Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among us, QRCP and Quest Midstream.

The First Amendment to Second Lien Loan Agreement requires Quest Cherokee to make repayments of principal in quarterly installments of $3.8 million on the 15th day of each February, May, August and November while amounts borrowed under the Second Lien Loan Agreement are outstanding. As of December 31, 2008, $41.2 million was outstanding under the Second Lien Loan Agreement.

Interest accrues on the term loan at either LIBOR plus 9.0% (with a LIBOR floor of 3.5%) or the base rate plus 8.0%. The base rate varies daily and is generally the higher of the federal funds rate plus 0.5%, RBC’s prime rate or LIBOR plus 1.25%. The term loan may be prepaid without any premium or penalty, at any time.

Subject to certain restrictions, Quest Cherokee and its subsidiaries are required to apply all net cash proceeds from sales of assets that yield gross proceeds of over $5 million to repay the term loan. Under the terms of the Second Lien Loan Agreement, we are required by June 30, 2009 to (i) complete a private placement of our equity securities or debt, (ii) engage one or more investment banks reasonably satisfactory to RBC Capital Markets to publicly sell or privately place our common equity securities or debt, which offering must close prior to August 14, 2009 (the deadline for closing and funding the securities offering may be extended up until September 30, 2009) or (iii) engage RBC Capital Markets to arrange financing to refinance the term loan under the Second Lien Loan Agreement on the prevailing terms in the credit market.

The credit agreements restrict the amount of quarterly distributions we may declare and pay to our unitholders to not exceed $0.40 per common unit per quarter as long as the term loan has not been paid in full. Further, after giving effect to each quarterly distribution, we and Quest Cherokee must be in compliance with a financial covenant that prohibits us, Quest Cherokee, or any of our subsidiaries from permitting Available Liquidity (as defined in the credit agreements) to be less than $14 million at March 31, 2009 and to be less than $20 million at June 30, 2009. The $3.8 million quarterly principal payments discussed above must also be paid before any distributions may be paid. Quest Cherokee’s capital expenditures are limited to $30 million for 2009.

We and QCOS guarantee all of Quest Cherokee’s obligations under the credit agreements. The First Lien Credit Agreement is secured by a first priority lien on substantially all of our assets, including those of Quest

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Cherokee and QCOS. The Second Lien Loan Agreement is secured by a second priority lien on substantially all of the assets of QELP, Quest Cherokee and QCOS.

The credit agreements provide that all obligations arising under the loan documents, including obligations under any hedging agreement entered into with lenders or their affiliates, will be secured pari passu by the liens granted under the loan documents.

We, our general partner, Quest Cherokee, and our subsidiaries are required to make certain representations and warranties that are customary for credit agreements of these types. The credit agreements also contain affirmative and negative covenants that are customary for credit agreements of these types. The covenants in the credit agreements include, without limitation, periodic delivery of financial statements and other financial information; notice of defaults and certain other matters; payment of obligations; preservation of legal existence and good standing; maintenance of assets and business; maintenance of insurance; compliance with laws and contractual obligations; maintenance of books and records; inspection rights; limitations on use of proceeds; execution of guaranties by subsidiaries; perfecting security interests in after-acquired property; curing title defects; maintaining material leases; operation of properties; notification of change of purchasers of production; maintenance of fiscal year; certain limitations on liens, investments, hedging agreements, indebtedness, lease obligations, fundamental changes, dispositions of assets, restricted payments, distributions and redemptions, nature of business, capital expenditures and risk management, transactions with affiliates, and burdensome agreements; and compliance with financial covenants.

The credit agreements’ financial covenants prohibit us, Quest Cherokee and any of our subsidiaries from:

•	permitting the ratio (calculated based on the most recently delivered compliance certificate) of our consolidated current assets (including the unused availability under the revolving credit facility, but excluding non-cash assets under FAS 133) to consolidated current liabilities (excluding non-cash obligations under FAS 133, asset and asset retirement obligations and current maturities of indebtedness under the First Lien Credit Agreement) at any fiscal quarter-end to be less than 1.0 to 1.0; provided, however, that current assets and current liabilities will exclude mark-to-market values of swap contracts, to the extent such values are included in current assets and current liabilities;

•	permitting the interest coverage ratio (calculated on the most recently delivered compliance certificate) of adjusted consolidated EBITDA to consolidated interest charges at any fiscal quarter-end to be less than 2.5 to 1.0 measured on a rolling four quarter basis; and

•	permitting the leverage ratio (calculated based on the most recently delivered compliance certificate) of consolidated funded debt to adjusted consolidated EBITDA at any fiscal quarter-end to be greater than 3.5 to 1.0 measured on a rolling four quarter basis.

The Second Lien Loan Agreement contains an additional financial covenant that prohibits us, Quest Cherokee and any of our subsidiaries from permitting the total reserve leverage ratio (ratio of total proved reserves to consolidated funded debt) at any fiscal quarter-end (calculated based on the most recently delivered compliance certificate) to be less than 1.5 to 1.0.

Adjusted consolidated EBITDA is defined in the credit agreements to mean the sum of (i) consolidated EBITDA plus (ii) the distribution equivalent amount (for each fiscal quarter, the amount of cash paid to the members of Quest Energy GP’s management group and non-management directors with respect to our restricted common units, bonus units and/or phantom units that are required under GAAP to be treated as compensation expense prior to vesting (and which, upon vesting, are treated as limited partner distributions under GAAP)).

Consolidated EBITDA is defined in the credit agreements to mean for us and our subsidiaries on a consolidated basis, an amount equal to the sum of (i) consolidated net income, (ii) consolidated interest charges, (iii) the amount of taxes, based on or measured by income, used or included in the determination of such consolidated net income, (iv) the amount of depreciation, depletion and amortization expense deducted in determining such consolidated net

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

income, (v) acquisition costs required to be expensed under FAS 141(R), (vi) fees and expenses of the internal investigation relating to the Misappropriation Transaction and the related restructuring (which are capped at $1,500,000 for purposes of this definition), and (vii) other non-cash charges and expenses, including, without limitation, non-cash charges and expenses relating to swap contracts or resulting from accounting convention changes, of us and our subsidiaries on a consolidated basis, all determined in accordance with GAAP.

Consolidated interests charges is defined to mean for us and our subsidiaries on a consolidated basis, the excess of (i) the sum of (a) all interest, premium payments, fees, charges and related expenses of us and our subsidiaries in connection with indebtedness (net of interest rate swap contract settlements) (including capitalized interest), in each case to the extent treated as interest in accordance with GAAP, and (b) the portion of our and our subsidiaries’ rent expense with respect to such period under capital leases that is treated as interest in accordance with GAAP over (ii) all interest income for such period.

Consolidated funded debt is defined to mean for us and our subsidiaries on a consolidated basis, the sum of (i) the outstanding principal amount of all obligations and liabilities, whether current or long-term, for borrowed money (including obligations under the credit agreements, but excluding all reimbursement obligations relating to outstanding but undrawn letters of credit), (ii) attributable indebtedness pertaining to capital leases, (iii) attributable indebtedness pertaining to synthetic lease obligations, and (iv) without duplication, all guaranty obligations with respect to indebtedness of the type specified in subsections (i) through (iii) above.

Events of default under the credit agreements are customary for transactions of this type and include, without limitation, non-payment of principal when due, non-payment of interest, fees and other amounts for a period of three business days after the due date, failure to perform or observe covenants and agreements (subject to a 30-day cure period in certain cases), representations and warranties not being correct in any material respect when made, certain acts of bankruptcy or insolvency, cross defaults to other material indebtedness, borrowing base deficiencies, and change of control. Under the credit agreements, a change of control means (i) QRCP fails to own or to have voting control over at least 51% of the equity interest of Quest Energy GP, (ii) any person acquires beneficial ownership of 51% or more of the equity interest in us; (iii) we fail to own 100% of the equity interests in Quest Cherokee, or (iv) QRCP undergoes a change in control (the acquisition by a person, or two or more persons acting in concert, of beneficial ownership of 50% or more of QRCP’s outstanding shares of voting stock, except for a merger with and into another entity where the other entity is the survivor if QRCP’s stockholders of record immediately preceding the merger hold more than 50% of the outstanding shares of the surviving entity).

We were in compliance with all of our covenants as of December 31, 2008.

Subordinated Notes — In December 2003, Quest Cherokee issued a five-year $51 million junior subordinated promissory note, of which approximately $35.8 million was attributable to our carve out operations (the “Original Note”) to ArcLight Energy Partners Fund I, L.P. (“ArcLight”), pursuant to the terms of a note purchase agreement. The Original Note bore interest at 15% per annum and was subordinate and junior in right of payment to the prior payment in full of superior debts. In connection with the purchase of the Original Note, the original limited liability company agreement for Quest Cherokee was amended and restated to, among other things, provide for Class A units and Class B units of membership interest, and ArcLight acquired all of the Class A units of Quest Cherokee in exchange for $100. The existing membership interests in Quest Cherokee owned by our subsidiaries were converted into all of the Class B units. To appropriately determine the fair value of the Class A units, we imputed a discount on the Original Note of approximately $11.3 million. Accordingly, the initial carrying value of the Original Note was approximately $24.5 million.

During 2005, Quest Cherokee and ArcLight amended and restated the note purchase agreement to provide for the issuance to ArcLight of up to $15 million of additional 15% junior subordinated promissory notes (the “Additional Notes” and together with the Original Notes, the “Subordinated Notes”) pursuant to the terms of an amended and restated note purchase agreement and issued $15 million of Additional Notes to ArcLight, of which $11.9 million was attributable to our carve out operations.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

In November 2005, the Predecessor paid approximately $66.4 million to repurchase the Subordinated Notes and accrued interest and $26.1 million to repurchase the Class A units of Quest Cherokee. In connection with this transaction, a loss on extinguishment of debt of approximately $7.6 million was recognized representing the remaining debt discount on the Subordinated Notes as of the date of the repurchase. The amount paid to repurchase the Class A units of Quest Cherokee was allocated to oil and gas properties (approximately $7.8 million) under the provisions of SFAS 141. Additionally, the Predecessor wrote-off $0.6 million in deferred loan costs related to the Original Note.

Note 5 —	Property

Oil and gas properties and other property and equipment were comprised of the following as of December 31, 2008, 2007 and 2006 (in thousands):

	Successor		Predecessor
	2008	2007	2006

Oil and gas properties under the full cost method of accounting:
Properties being amortized	$283,001	$374,631	$283,420
Properties not being amortized	1,282	5,294	7,843

Total oil and gas properties, at cost	284,283	379,925	291,263
Less: accumulated depletion, depreciation and amortization	(133,163)	(85,596)	(54,437)

Oil and gas properties, net	$151,120	$294,329	$236,826

Other property and equipment at cost	$26,133	$22,589	$21,079
Less: accumulated depreciation	(8,766)	(5,473)	(4,373)

Other property and equipment, net	$17,367	$17,116	$16,706

As of December 31, 2008, our net book value of oil and gas properties exceeded the full cost ceiling. Accordingly, a provision for impairment was recognized in the fourth quarter of 2008 of $245.6 million. The provision for impairment was primarily attributable to declines in the prevailing market prices of oil and gas at the measurement date and revisions of reserves due to further technical analysis and production of gas during 2008. See Note 19 — Supplemental Information on Oil and Gas Producing Activities (Unaudited).

Depreciation on other property and equipment is computed on the straight-line basis over the following estimated useful lives:

Buildings	25 years
Machinery and equipment	10 years
Software and computer equipment	3 to 5 years
Furniture and fixtures	10 years
Vehicles	7 years

For the year ended December 31, 2008, the period from November 15, 2007 to December 31, 2007, the period from January 1, 2007 to November 14, 2007, and the years ended December 31, 2006 and 2005, depletion, depreciation and amortization expense (excluding impairment amounts discussed above) on oil and gas properties amounted to $47.8 million, $4.7 million, $26.7 million, $22.1 million and $17.8 million, respectively; and depreciation expense on other property and equipment amounted to $3.2 million, $0.3 million, $2.9 million, $2.6 million and $1.2 million, respectively.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Note 6 —	Derivative Financial Instruments

We are exposed to commodity price and interest rate risk, and management believes it prudent to periodically reduce our exposure to cash-flow variability resulting from this volatility. Accordingly, we enter into certain derivative financial instruments in order to manage exposure to commodity price risk inherent in the our and gas production operations. Specifically, we utilize futures, swaps and options. Futures contracts and commodity swap agreements are used to fix the price of expected future oil and gas sales at major industry trading locations, such as Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Options are used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas. Interest rate swaps are used to fix or float interest rates attributable to our existing or anticipated indebtedness.

Settlements of any exchange-traded contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange and are subject to nominal credit risk. Over-the-counter traded swaps, options and physical delivery contracts expose us to credit risk to the extent the counterparty is unable to satisfy its settlement commitment. We monitor the creditworthiness of each counterparty and assess the impact, if any, on fair value. In addition, we routinely exercise our contractual right to net realized gains against realized losses when settling with our swap and option counterparties.

Interest Rate Derivatives  Our Predecessor entered into interest rate derivatives to mitigate its exposure to fluctuations in interest rates on variable rate debt. These instruments were not designated as hedges and, therefore, were recorded in the consolidated balance sheet at fair value with changes in fair value recognized in earnings as they occurred.

Commodity Derivatives  At December 31, 2008, 2007 and 2006, we were a party to derivative financial instruments in order to manage commodity price risk associated with a portion of our expected future sales of our oil and gas production. None of these derivative instruments have been designated as hedges. Accordingly, we record all derivative instruments in the consolidated balance sheet at fair value with changes in fair value recognized in earnings as they occur. Both realized and unrealized gains and losses associated with derivative financial instruments are currently recognized in other income (expense) as they occur.

Gains and losses associated with derivative financial instruments related to gas and oil production were as follows for the periods presented (in thousands):

	Successor		Predecessor
		November 15,	January 1,
		2007	2007
	Year Ended	to	to	Years Ended
	December 31,	December 31,	November 14,	December 31,
	2008	2007	2007	2006	2005
	(Consolidated)	(Consolidated)	(Carve out)	(Carve out)	(Carve out)

Realized gains (losses)	$8,174	$389	$6,890	$(17,712)	$(26,964)
Unrealized gains (losses)	72,533	(4,972)	(346)	70,402	(46,602)

Total	$80,707	$(4,583)	$6,544	$52,690	$(73,566)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following tables summarize the estimated volumes, fixed prices and fair value attributable to oil and gas derivative contracts as of December 31, 2008:

	Year Ending December 31,
	2009	2010	2011	Thereafter	Total
	($ in thousands, except volumes and per unit data)

Natural Gas Swaps:
Contract volumes (Mmbtu)	14,629,200	12,499,060	2,000,004	2,000,004	31,128,268
Weighted-average fixed price per Mmbtu	$7.78	$7.42	$8.00	$8.11	$7.67
Fair value, net	$38,107	$14,071	$2,441	$2,335	$56,954
Natural Gas Collars:
Contract volumes (Mmbtu):
Floor	750,000	630,000	3,549,996	3,000,000	7,929,996
Ceiling	750,000	630,000	3,549,996	3,000,000	7,929,996
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$10.00	$7.39	$7.03	$7.79
Ceiling	$15.00	$13.11	$9.88	$7.39	$9.52
Fair value, net	$3,630	$1,875	$3,144	$2,074	$10,723
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	15,379,200	13,129,060	5,550,000	5,000,004	39,058,264
Weighted-average fixed price per Mmbtu	$7.94	$7.55	$7.61	$7.44	$7.70
Fair value, net	$41,737	$15,946	$5,585	$4,409	$67,677

Crude Oil Swaps:
Contract volumes (Bbl)	36,000	30,000	—	—	66,000
Weighted-average fixed per Bbl	$90.07	$87.50	$—	$—	$88.90
Fair value, net	$1,246	$666	$—	$—	$1,912

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following tables summarize the estimated volumes, fixed prices and fair value attributable to gas derivative contracts as of December 31, 2007:

	Years Ending December 31,
	2008	2009	2010	Thereafter	Total
	($ in thousands, except volumes and per unit data)

Natural Gas Swaps:
Contract volumes (Mmbtu)	8,595,876	12,629,365	10,499,225	—	31,724,466
Weighted-average fixed price per Mmbtu	$6.39	$7.70	$7.31	$—	$7.22
Fair value, net	$1,517	$1,721	$(4,565)	$—	$(1,327)
Natural Gas Collars:
Contract volumes (Mmbtu):	7,027,566	—	—	—	7,027,566
Floor	7,027,566	—	—	—	7,027,566
Ceiling
Weighted-average fixed price per Mmbtu:
Floor	$6.54	$—	$—	$—	$6.54
Ceiling	$7.53	$—	$—	$—	$7.53
Fair value, net	$(1,617)	$—	$—	$—	$(1,617)
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	15,623,442	12,629,365	10,499,225	—	38,752,032
Weighted-average fixed price per Mmbtu	$6.46	$7.70	$7.31	$—	$7.09
Fair value, net	$(100)	$1,721	$(4,565)	$—	$(2,944)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following tables summarize the estimated volumes, fixed prices and fair value attributable to natural gas derivative contracts as of December 31, 2006:

	Years Ending December 31,
	2007	2008	2009	Thereafter	Total
	($ in thousands, except volumes and per unit data)

Natural Gas Swaps:
Contract volumes (Mmbtu)	2,353,885	—	—	—	2,353,885
Weighted-average fixed price per Mmbtu	$7.20	$—	$—	$—	$7.20
Fair value, net	$2,107	$—	$—	$—	$2,107
Natural Gas Collars:
Contract volumes (Mmbtu):
Floor	8,432,595	7,027,566	—	—	15,460,161
Ceiling	8,432,595	7,027,566	—	—	15,460,161
Weighted-average fixed price per Mmbtu:
Floor	$6.63	$6.54	$—	$—	$6.59
Ceiling	$7.54	$7.53	$—	$—	$7.54
Fair value, net	$3,512	$(2,856)	$—	$—	$656
Natural Gas Basis Swaps:
Contract volumes (Mmbtu)	1,825,000	1,464,000	—	—	3,289,000
Weighted-average fixed price per Mmbtu	(1.15)	(1.03)	—	—	(1.10)
Fair value, net	(389)	—	—	—	(389)
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	10,786,480	7,027,566	—	—	17,814,046
Weighted-average fixed price per Mmbtu	$6.75	$6.54	$—	$—	$6.67
Fair value, net	$5,230	$(2,856)	$—	$—	$2,374

Note 7 —	Financial Instruments

Our financial instruments include commodity derivatives, debt, cash, receivables and payables. The carrying value of our debt approximates fair value as of December 31, 2008, 2007 and 2006. The carrying amount of cash, receivables and accounts payable approximates fair value because of the short-term nature of those instruments.

Fair Value — The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
At December 31, 2008	1	2	3	Collateral*	Value

Derivative financial instruments — assets	$—	$8,866	$64,883	$(4,160)	$69,589
Derivative financial instruments — liabilities	$—	$(224)	$(3,936)	$4,160	$—

Total	$—	$8,642	$60,947	$—	$69,589

*	Amounts represent the effect of legally enforceable master netting agreements between us and our counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.

Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions, excluding those derivatives designated as NPNS. We classify all of these derivative instruments as “Derivative financial instrument assets” or “Derivative financial instrument liabilities” in our consolidated balance sheets.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

In order to determine the fair value amounts presented above, we utilize various factors, including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and parental guarantees), but also the impact of our nonperformance risk on our liabilities. We utilize observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our assets from counterparties.

In certain instances, we may utilize internal models to measure the fair value of our derivative instruments. Generally, we use similar models to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the assets or liabilities, and market-corroborated inputs, which are inputs derived principally from or corroborated by observable market data by correlation or other means.

The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Year Ended
December 31,
2008

Balance at beginning of year	$3,444
Realized and unrealized gains included in earnings	68,038
Purchases, sales, issuances, and settlements	(10,535)
Transfers into and out of Level 3	—

Balance as of December 31, 2008	$60,947

Note 8 —	Asset Retirement Obligations

The following table describes the changes to our assets retirement liability for the periods presented (in thousands):

	Successor		Predecessor
		November 15,	January 1,
		2007	2007
	Year Ended	to	to	Year Ended
	December 31,	December 31,	November 14,	December 31,
	2008	2007	2007	2006
	(Consolidated)	(Consolidated)	(Carve out)	(Carve out)

Asset retirement obligations at beginning of year	$1,700	$1,657	$1,410	$1,150
Liabilities incurred	134	31	147	175
Liabilities settled	(22)	—	(7)	(7)
Acquisition of PetroEdge	2,193	—	—	—
Accretion	297	12	107	92
Revisions in estimated cash flows	290	—	—	—

Asset retirement obligations at end of year	$4,592	$1,700	$1,657	$1,410

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Note 9 —	Partners’ Equity

Issuance of Units

Effective November 15, 2007, we completed our initial public offering of 9.1 million common units at a price of $18.00 per unit. Total proceeds from the sale of the common units in the initial public offering were $163.8 million, before underwriting discounts and offering costs, of approximately $10.6 million and $2.1 million, respectively. At the closing of the initial public offering, QRCP transferred its ownership interest in Quest Cherokee (which owned all of the Predecessor’s Cherokee Basin gas and oil leases) and QCOS (which owned all of the Cherokee Basin field equipment and vehicles) in exchange for 3,201,521 common units and 8,857,981 subordinated units and a 2% general partner interest.

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

The subordination period will extend until the first day of any quarter beginning after December 31, 2012 that each of the following tests are met:

•	distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four quarter periods immediately preceding that date;

•	the adjusted operating surplus (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common and subordinated units during those periods on a fully diluted basis during those periods; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

If the unitholders remove Quest Energy GP other than for cause and units held by it and its affiliates are not voted in favor of such removal:

•	the subordination period will end and each subordinated unit will immediately convert into one common unit;

•	any existing arrearages in payment of the minimum quarterly distribution on the common units will be extinguished; and

•	Quest Energy GP will have the right to convert its 2% general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.

The common units have limited voting rights as set forth in our partnership agreement.

Pursuant to the partnership agreement, if at any time Quest Energy GP and its affiliates own more than 80% of the common units outstanding, Quest Energy GP has the right, but not the obligation, to “call” or acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market value. Quest Energy GP may assign this call right to any of its affiliates or to us.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

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

The subordinated units may convert to common units on a one-for-one basis when certain conditions as set forth in our partnership agreement are met. Our partnership agreement also sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and Quest Energy GP will receive.

The subordinated units have limited voting rights as set forth in our partnership agreement.

General Partner Interest

Quest Energy GP owns the 2% general partner interest in us. This interest entitles it to receive distributions of available cash from operating surplus as discussed further below under Cash Distributions. Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive.

The general partner units have the management rights as set forth in our partnership agreement.

Allocations of Net Income

Net income is allocated between Quest Energy GP and the common and subordinated unitholders in accordance with the provisions of our partnership agreement. Net income is generally allocated first to Quest Energy GP and the common and subordinated unitholders in an amount equal to the net losses allocated to Quest Energy GP and the common and subordinated unitholders in the current and prior tax years under the partnership agreement. The remaining net income is allocated to Quest Energy GP and the common and subordinated unitholders in accordance with their respective percentage interests of the general partner units, common units and subordinated units.

Cash Distributions

We suspended distributions on all of our units starting with the distribution for the fourth quarter of 2008. We are uncertain of the date we might resume making quarterly distributions.

If distributions are ever resumed, within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in the partnership agreement) to Quest Energy GP and unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter; less the amount of cash reserves established by Quest Energy GP to provide for the proper conduct of our business, to comply with applicable law, any of our debt instruments, or other agreements or to provide funds for distributions to unitholders and to Quest Energy GP for any one or more of the next four quarters; plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under the credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

Our partnership agreement requires that we make distributions of available cash from operating surplus, if any, for any quarter during the subordination period in the following manner (assuming Quest Energy GP maintains its 2% general partner interest):

•	first, 98% to the holders of common units and 2% to Quest Energy GP, until each common unit has received a minimum quarterly distribution of $0.40 plus any arrearages from prior quarters;

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

•	second, 98% to the holders of subordinated units and 2% to Quest Energy GP, until each subordinated unit has received a minimum quarterly distribution of $0.40;

•	third, 98% to all unitholders, pro rata, and 2% to Quest Energy GP, until each unit has received a distribution of $0.46;

•	fourth, 85% to all unitholders, pro rata, and 15% to Quest Energy GP, until each unit has received a distribution of $0.50; and

•	thereafter, 75% to all unitholders, pro rata, and 25% to Quest Energy GP.

Quest Energy GP is entitled to incentive distributions if the amount we distribute with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage
		Interest in
	Total Quarterly	Distributions
	Distributions	Limited	General
	Target Amount	Partner	Partner

Minimum quarterly distribution	$0.40	98%	2%
First target distribution	Up to $0.46	98%	2%
Second target distribution	Above $0.46, up to $0.50	85%	15%
Thereafter	Above $0.50	75%	25%

Equity Compensation Plans

We have an equity compensation plan for our employees, consultants and non-employee directors pursuant to which unit awards may be granted. During 2008, 30,000 restricted common units were awarded under our long-term incentive plan, of which, 15,000 vested in 2008 and the remaining 15,000 vests ratably over two years. As of December 31, 2008, there were approximately 2.1 million units available for future awards.

Note 10 —	Net Income Per Limited Partner Unit

Subject to applicability of Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”), Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, as discussed below, Partnership income is allocated 98% to the limited partners, including the holders of subordinated units, and 2% to the general partner. Income allocable to the limited partners is first allocated to the common unitholders up to the quarterly minimum distribution of 0.40 per unit, with remaining income allocated to the subordinated unitholders up to the minimum distribution amount. Basic and diluted net income per common and subordinated partner unit is determined by dividing net income attributable to common and subordinated partners by the weighted average number of outstanding common and subordinated partner units during the period.

EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (or partnership distributions to unitholders). Under EITF 03-06, in accounting periods where the Partnership’s aggregate net income exceeds aggregate dividends declared in the period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Earnings per limited partner unit are presented for the year ended December 31, 2008 and the period November 15, 2007 through December 31, 2007. The following table sets forth the computation of basic and diluted net loss per limited partner unit (in thousands, except unit and per unit data):

		November 15,
		2007
	Year Ended	to
	December 31,	December 31,
	2008	2007

Net loss	$(173,932)	$(19,206)
Less: General partner 2.0% ownership	(3,479)	(384)

Net loss available to limited and subordinated partners	$(170,453)	$(18,822)

Basic and diluted weighted average number of units:
Common units	12,309,432	12,301,521
Subordinated units	8,857,981	8,857,981
Basic and diluted net loss per limited partner unit	$(8.05)	$(0.89)

Note 11 —	Commitments and Contingencies

Litigation

We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. We will record a liability related to our legal proceedings and claims when we have determined that it is probable that we will be obligated to pay and the related amount can be reasonably estimated, and we will disclose the related facts in the footnotes to our financial statements, if material. If we determine that an obligation is reasonably possible, we will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. Except for those legal proceedings listed below, we believe there are no pending legal proceedings in which we are currently involved which, if adversely determined, could have a material adverse effect on our financial position, results of operations or cash flow. We intend to defend vigorously against the claims described below. We are unable to predict the outcome of these proceedings or reasonably estimate a range of possible loss that may result. Like other oil and natural gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.

Federal Securities Class Actions

Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-936-M U.S., District Court for the Western District of Oklahoma, filed September 5, 2008

James Jents, individually and on behalf of all others similarly situated v. Quest Resource Corporation, Jerry Cash, David E. Grose, and John Garrison, Case No. 08-cv-968-M, U.S. District Court for the Western District of Oklahoma, filed September 12, 2008

J. Braxton Kyzer and Bapui Rao, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation and David E. Grose, Case No. 08-cv-1066-M, U.S. District Court for the Western District of Oklahoma, filed October 6, 2008

Paul Rosen, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-978-M, U.S. District Court for the Western District of Oklahoma, filed September 17, 2008

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Four putative class action complaints were filed in the United States District Court for the Western District of Oklahoma against us, Quest Energy GP and QRCP and certain of our current and former officers and directors. The complaints were filed by certain unitholders on behalf of themselves and other unitholders who purchased our common units between November 7, 2007 and August 25, 2008 and by certain stockholders on behalf of themselves and other stockholders who purchased QRCP’s common stock between May 2, 2005 and August 25, 2008. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaints allege that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material facts concerning certain unauthorized transfers of funds from subsidiaries of QRCP to entities controlled by our former chief executive officer, Jerry D. Cash. The complaints also allege that, as a result of these actions, our unit price and the stock price of QRCP was artificially inflated during the class period. On December 29, 2008 the court consolidated these complaints as Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-936-M, in the Western District of Oklahoma. Various individual plaintiffs have filed multiple rounds of motions seeking appointment as lead plaintiff, however the court has not yet ruled on these motions and appointed a lead plaintiff. Once a lead plaintiff is appointed, the lead plaintiff must file a consolidated amended complaint within 60 days after being appointed. No further activity is expected in the purported class action until a lead plaintiff is appointed and an amended consolidated complaint is filed. We, QRCP and Quest Energy GP intend to defend vigorously against plaintiffs’ claims.

Royalty Owner Class Action

Hugo Spieker, et al. v. Quest Cherokee, LLC Case No. 07-1225-MLB in the U.S. District Court, District of Kansas, filed August 6, 2007

Quest Cherokee was named as a defendant in a class action lawsuit filed by several royalty owners in the U.S. District Court for the District of Kansas. The case was filed by the named plaintiffs on behalf of a putative class consisting of all Quest Cherokee’s royalty and overriding royalty owners in the Kansas portion of the Cherokee Basin. Plaintiffs contend that Quest Cherokee failed to properly make royalty payments to them and the putative class by, among other things, paying royalties based on reduced volumes instead of volumes measured at the wellheads, by allocating expenses in excess of the actual costs of the services represented, by allocating production costs to the royalty owners, by improperly allocating marketing costs to the royalty owners, and by making the royalty payments after the statutorily proscribed time for doing so without providing the required interest. Quest Cherokee has answered the complaint and denied plaintiffs’ claims. Discovery in that case is ongoing. Quest Cherokee intends to defend vigorously against these claims.

Personal Injury Litigation

Segundo Francisco Trigoso and Dana Jara De Trigoso v. Quest Cherokee Oilfield Service, LLC, CJ-2007-11079, in the District Court of Oklahoma County, State of Oklahoma, filed December 27, 2007

Quest Cherokee Oilfield Service, LLC (“QCOS”) was named in this lawsuit filed by plaintiffs Segundo Francisco Trigoso and Dana Jara De Trigoso. Plaintiffs allege that Segundo Francisco Trigoso was seriously injured while working for QCOS on September 29, 2006 and that the conduct of QCOS was substantially certain to cause injury to Segundo Francisco Trigoso. Plaintiffs seek unspecified damages for physical injuries, emotional injuries, loss of consortium and pain and suffering. Plaintiffs also seek punitive damages. Various motions for summary judgment have been filed and denied by the court. It is expected that the court will set this matter for trial in Fall 2009. QCOS intends to defend vigorously against plaintiffs’ claims.

St. Paul Surplus Lines Insurance Company v. Quest Cherokee Oilfield Service, LLC, et al, CJ-2009-1078, in the District Court of Tulsa County, State of Oklahoma, filed February 11, 2009

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

QCOS was named as a defendant in this declaratory action. This action arises out of the Trigoso matter discussed above. Plaintiff alleges that no coverage is owed QCOS under the excess insurance policy issued by plaintiff. The contentions of plaintiff primarily rest on their position that the allegations made in Trigoso are intentional in nature and that the excess insurance policy does not cover such claims. QCOS will vigorously defend the declaratory action.

Billy Bob Willis, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-00063, District Court of Nowata County, State of Oklahoma, filed April 28, 2009.

QRCP, et al. were named in the above-referenced lawsuit. The lawsuit has not been served. At this time and due to the recent filing of the lawsuit, we are unable to provide further detail.

Berenice Urias v. Quest Cherokee, LLC, et al., CV-2008-238C in the Fifth Judicial District, County of Lea, State of New Mexico (Second Amended Complaint filed September 24, 2008)

Quest Cherokee was named in this wrongful death lawsuit filed by Berenice Urias. Plaintiff is the surviving fiancée of the decedent Montano Moreno. The decedent was killed while working for United Drilling, Inc. United Drilling was transporting a drilling rig between locations when the decedent was electrocuted. All claims against Quest Cherokee have been dismissed with prejudice.

Juana Huerter v. Quest Cherokee Oilfield Services, LLC, et al., Case No. 2008 CV-50, District Court of Neosho County, State of Kansas, filed May 5, 2008

QCOS, et al. was named in this personal injury lawsuit arising out of an automobile collision. Initial written discovery is being conducted. There is no pending trial date. QCOS intends to defend vigorously against this claim.

Bradley Haviland, Jr., v. Quest Cherokee Oilfield Services, LLC, et al., Case No. 2008 CV-78, District Court of Neosho County, State of Kansas, filed July 25, 2008

QCOS, et al. were named in this personal injury lawsuit arising out of an automobile collision. There is no pending trial date. QCOS intends to defend vigorously against this claim.

Litigation Related to Oil and Gas Leases

Quest Cherokee was named as a defendant or counterclaim defendant in several lawsuits in which the plaintiff claims that oil and gas leases owned and operated by Quest Cherokee have either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits are pending in the district courts of Labette, Montgomery, Wilson, and Neosho Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of March 1, 2009, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 4,808 acres. Discovery in those cases is ongoing. Quest Cherokee intends to vigorously defend against those claims. Following is a list of those cases:

Roger Dean Daniels v. Quest Cherokee, LLC, Case No. 06-CV-61, in the District Court of Montgomery County, State of Kansas, filed May 5, 2006

Carol R. Knisely, et al. v. Quest Cherokee, LLC, Case No. 07-CV-58-I, in the District Court of Montgomery County, State of Kansas, filed April 16, 2007

Quest Cherokee, LLC v. David W. Hinkle, et al., Case No. 2006-CV-74, in the District Court of Labette County, State of Kansas, filed September 5, 2006

Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, in the District Court of Wilson County, State of Kansas, filed August 29, 2007

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, in the District Court of Wilson County, Kansas, filed September 18, 2008

Quest Cherokee has resolved these claims as part of a settlement.

Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, in the District Court of Wilson County, Kansas, filed December 7, 2007, and February 27, 2008

Housel v. Quest Cherokee, LLC, 06-CV-26-I, in the District Court of Montgomery County, State of Kansas, filed March 2, 2006

Quest Cherokee was named as a defendant in a lawsuit filed by Charles Housel and Meredith Housel on March 2, 2006. Plaintiffs allege that the primary term of the lease at issue has expired and that based upon non-production, plaintiffs are entitled to cancellation of said lease. A judgment was entered against Quest Cherokee on May 15, 2006. Quest Cherokee, however, was never properly served with this lawsuit and did not learn of this lawsuit until on or about April 23, 2007. Quest Cherokee filed a Motion to Set Aside Default Judgment and the parties have since agreed to set aside the default judgment that was entered. Quest Cherokee has answered the complaint. On April 1, 2008, Quest Cherokee sought leave from the court to bring a third party claim against Layne Energy Operating, LLC (“Layne”) on the basis that it, among other things, has committed a trespass and has converted the well and gas and/or proceeds at issue. Quest Cherokee was granted leave to file its claim against Layne. Layne has moved to dismiss the Third Party Petition and Quest Cherokee has objected. Quest Cherokee intends to defend vigorously against plaintiffs’ claims and pursue vigorously its claims against Layne.

Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. 04-C-100-PA in the District Court of Labette County, State of Kansas, filed on September 1, 2004

Quest Cherokee and Bluestem were named as defendants in a lawsuit filed by Central Natural Resources, Inc. (“Central Natural Resources”) on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser and has damaged its coal through its drilling and production operations. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the Plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane gas were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. Plaintiff appealed the summary judgment and the Kansas Supreme Court has issued an opinion affirming the District Court’s decision and has remanded the case to the District Court for further proceedings consistent with that decision. Quest Cherokee and Bluestem intend to defend vigorously against these claims.

Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. CJ-06-07 in the District Court of Craig County, State of Oklahoma, filed January 17, 2006

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Quest Cherokee was named as a defendant in a lawsuit filed by Central Natural Resources, Inc. on January 17, 2006, in the District Court of Craig County, Oklahoma. Central Natural Resources owns the coal underlying approximately 2,250 acres of land in Craig County, Oklahoma. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands, and has drilled and completed 20 wells that produce coal bed methane gas on those lands. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff seeks to quiet its alleged title to the coal bed methane and an accounting of the revenues from the coal bed methane gas produced by Quest Cherokee. Quest Cherokee contends it has valid leases from the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. Quest Cherokee has answered the petition and discovery has been stayed by agreement of the parties. Quest Cherokee intends to defend vigorously against these claims.

Edward E. Birk, et ux., and Brian L. Birk, et ux., v. Quest Cherokee, LLC, Case No. 09-CV-27, in the District Court of Neosho County, State of Kansas, filed April 23, 2009

Quest Cherokee was named as a defendant in a lawsuit filed by Edward E. Birk, et ux., and Brian L. Birk, et ux., on April 23, 2009. In that case, the plaintiffs claim that they are entitled to an overriding royalty interest (1/16th in some leases, and 1/32nd in some leases) in 14 oil and gas leases owned and operated by Quest Cherokee. Plaintiffs contend that Quest Cherokee has produced oil and/or gas from wells located on or unitized with those leases, and that Quest has failed to pay plaintiffs their overriding royalty interest in that production. Quest’s answer date is June 15, 2009. We are investigating the factual and legal basis for these claims and intend to defend against them vigorously based upon the results of the investigation.

Robert C. Aker, et al. v. Quest Cherokee, LLC, et al., U.S. District Court for the Western District of Pennsylvania, Case No. 3-09CV101, filed April 16, 2009

Quest Cherokee, et al. were named as defendants in this action where plaintiffs seek a ruling invalidating certain oil and gas leases. Quest Cherokee has not answered and no discovery has taken place. Quest Cherokee is investigating whether it is a proper party to this lawsuit and intends to vigorously defend against this claim.

Other

Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-91, in the District Court of Neosho County, State of Kansas, filed July 19, 2007; and Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-46, in the District Court of Wilson County, State of Kansas, filed September 4, 2007

Quest Cherokee was named as a defendant in two lawsuits filed by Well Refined Drilling Company in the District Court of Neosho County, Kansas (Case No. 2007 CV 91) and in the District Court of Wilson County, Kansas (Case No. 2007 CV 46). In both cases, plaintiff contends that Quest Cherokee owes certain sums for services provided by the plaintiff in connection with drilling wells for Quest Cherokee. Plaintiff has also filed mechanics liens against the oil and gas leases on which those wells are located and also seeks foreclosure of those liens. Quest Cherokee has answered those petitions and has denied plaintiff’s claims. Discovery in those cases is ongoing. Quest Cherokee intends to defend vigorously against these claims.

Larry Reitz, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-00076, District Court of Nowata County, State of Oklahoma, filed May 15, 2009.

QRCP, et al. were named in the above-referenced lawsuit. The lawsuit was served on May 22, 2009. Defendants have not answered and no discovery has taken place. Plaintiffs allege that defendants have wrongfully deducted costs from the royalties of plaintiffs and have engaged in self-dealing contracts and agreements resulting in a less than market price for production. Plaintiffs seek unspecified actual and punitive damages. Defendants intend to defend vigorously against this claim.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Barbara Cox v. Quest Cherokee, LLC, U.S. District Court for the District of New Mexico, Case No. CIV-08-0546, filed April 18, 2008

Quest Cherokee was named in this lawsuit by Barbara Cox. Plaintiff is a landowner in Hobbs, New Mexico and owns the property where the Quest State 9-4 Well was drilled and plugged. Plaintiff alleges that Quest Cherokee violated the New Mexico Surface Owner Protection Act and has committed a trespass and nuisance in the drilling and maintenance of the well. Quest Cherokee denies the allegations of plaintiff. Plaintiff has not articulated any firm damage numbers. Quest Cherokee intends to defend vigorously against plaintiff’s claims.

Environmental Matters — As of December 31, 2008, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore, it is extremely difficult to reasonably quantify future environmental related expenditures.

Operating Lease Commitments — We have operating leases for office space, warehouse facilities and office equipment expiring in various years through 2013.

Future minimum rental payments under all non-cancelable operating leases as of December 31, 2008, were as follows (in thousands):

Year ending December 31,
2009	$174
2010	149
2011	147
2012	144
2013	82
Thereafter	—

Total minimum lease obligations	$696

Total rental expense under operating leases was approximately $0.1 million, $6 thousand, $48 thousand, $18 thousand and $42 thousand for the year ended December 31, 2008, the periods from November 15, 2007 to December 31, 2007 and from January 1, 2007 to November 14, 2007, and the years ended December 31, 2006 and 2005, respectively.

Financial Advisor Contract — In January 2009, Quest Energy GP engaged a financial advisor to us in connection with the review of our strategic alternatives. Under the terms of the agreement, the financial advisor received a one-time advisory fee of $50,000 in January 2009 and is entitled to additional monthly advisory fees of $25,000 for a minimum period of six months payable on the last day of the month beginning January 31, 2009. In addition, the financial advisor is entitled to fees, which are not currently estimable, if certain transactions occur.

Note 12 —	Other Assets

Deferred Financing Costs — The remaining unamortized deferred financing costs at December 31, 2008, 2007 and 2006 were $3.1 million, $3.5 million and $9.5, respectively, and are being amortized over the life of the related credit facilities. In November 2007, the credit facilities with Guggenheim Corporate Funding, LLC were repaid, resulting in a charge of $9.0 million in unamortized loan fees, which are included with interest expense in 2007.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Cash Flow Information

	Successor		Predecessor
		November 15,	January 1,
		2007	2007
	Year Ended	to	to
	December 31,	December 31,	November 14,	Year Ended December 31,
	2008	2007	2007	2006	2005
	(Consolidated)	(Consolidated)	(Carve out)	(Carve out)	(Carve out)

Cash paid for interest	$11,526	$4,714	$23,828	$20,913	$10,315
Cash paid for income taxes	$—	$—	$—	$—	$—

Note 14 —	Related Party Transactions

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

Omnibus Agreement.  We entered into an omnibus agreement with QRCP that governs our relationship with it and its subsidiaries with respect to certain matters not governed by the management services agreement.

Under the omnibus agreement, QRCP and its subsidiaries agreed to give us a right to purchase any natural gas or oil wells or other natural gas or oil rights and related equipment and facilities that they acquire within the Cherokee Basin, but not including any midstream or downstream assets. Except as provided above, QRCP will not be restricted, under either our partnership agreement or the omnibus agreement, from competing with us and may acquire, construct or dispose of additional gas and oil properties or other assets in the future without any obligation to offer us the opportunity to acquire those assets.

Under the omnibus agreement, QRCP will indemnify us for three years after the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of the assets occurring before the closing date of the offering. Additionally, QRCP will indemnify us for losses attributable to title defects (for three years after the closing of the offering), retained assets and income taxes attributable to pre-closing operations (for the applicable statute of limitations). QRCP’s maximum liability for the environmental indemnification obligations will not exceed $5.0 million and QRCP will not have any indemnification obligation for environmental claims or title defects until our aggregate losses exceed $0.5 million. QRCP will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the offering. We have agreed to indemnify QRCP against environmental liabilities related to our assets to the extent QRCP is not required to indemnify us. We also will indemnify QRCP for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to QRCP’s indemnification obligations.

Any or all of the provisions of the omnibus agreement, other than the indemnification provisions described above, will be terminable by QRCP at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal. The omnibus agreement will also terminate in the event of a change of control of us or our general partner.

Midstream Services Agreement.  We became a party to an existing midstream services and gas dedication agreement between QRCP and Quest Midstream pursuant to which Quest Midstream gathers substantially all of the gas from wells operated by us in the Cherokee Basin. The initial term of the midstream services agreement expires

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

on December 1, 2016, with two additional five-year extension periods that may be exercised by either party upon 180 days’ notice. The fees charged under the midstream services agreement are subject to renegotiation upon the exercise of each five-year extension period.

Under the midstream services agreement, Quest Midstream was initially paid fees equal to $0.50 per Mmbtu of gas for gathering, dehydration and treating services and $1.10 per Mmbtu of gas for compression services. The fees are subject to an annual adjustment to be determined by multiplying each of the gathering services fee and the compression services fee by the sum of (i) 0.25 times the percentage change in the producer price index for the prior calendar year and (ii) 0.75 times the percentage change in the Southern Star first of month index for the prior calendar year. Such adjustment will be calculated within 60 days after the beginning of each year, but will be retroactive to the beginning of the year. Such fees will never be reduced below the initial rates described above. For 2008, the fees were $0.51 per Mmbtu of gas for gathering, dehydration and treating services and $1.13 per Mmbtu of gas for compression services. For 2009, the fees are $0.596 per Mmbtu of gas for gathering, dehydration and treating services and $1.319 per Mmbtu of gas for compression services. Such fees are subject to renegotiation in connection with each renewal period. In addition, at any time after each five year anniversary of the date of the midstream services agreement, each party will have a one-time option to elect to renegotiate the fees and/or the basis for the annual adjustment to the fees if the party believes there has been a material change to the economic returns or financial condition of either party. If the parties are unable to agree on the changes, if any, to be made to such terms, then the parties will enter into binding arbitration to resolve any dispute with respect to such terms.

In accordance with the midstream services agreement, we bear the cost to remove and dispose of free water from our gas prior to delivery to Quest Midstream and of all fuel requirements necessary to perform the gathering and midstream services, plus any lost and unaccounted for gas.

Quest Midstream has an exclusive option for sixty days to connect to its gathering system each of the gas wells that we develop in the Cherokee Basin. In addition, Quest Midstream will be required to connect to its gathering system, at its expense, any new gas wells that we complete in the Cherokee Basin if Quest Midstream would earn a specified internal rate of return from those wells. This rate of return is subject to renegotiation once after the fifth anniversary of the agreement and once during each renewal period at the election of either party. Quest Midstream also has the sole discretion to cease providing services on all or any part of its gathering system if it determines that continued operation is not economically justified. If Quest Midstream elects to do so, it must provide us with 90 days written notice and will offer us the right to purchase that part of the terminated system. If we do acquire that part of the system and it remains connected to any other portion of Quest Midstream’s gathering system, then we may deliver our gas from the terminated system to Quest Midstream’s system, and a fee for any services provided by Quest Midstream will be negotiated.

In addition, Quest Midstream agreed to install the saltwater disposal lines for our gas wells connected to Quest Midstream’s gathering system for an initial fee of $1.25 per linear foot and connect such lines to our saltwater disposal wells for a fee of $1,000 per well, subject to an annual adjustment based on changes in the Employment Cost Index for Natural Resources, Construction, and Maintenance. For 2008, the fees were $1.29 per linear foot to install saltwater disposal lines and $1,030 per well to connect such lines to our saltwater disposal wells. For 2009, the fees are $1.33 per linear foot to install saltwater disposal lines and $1,061 per well to connect such lines to our saltwater disposal wells.

For the year ended December 31, 2008 and the period from November 15, 2007 to December 31, 2007, we paid approximately $35.5 million and $4.3 million, respectively, to Quest Midstream under the midstream services agreement.

Management Services Agreement.  We entered into a management services agreement with Quest Energy Service pursuant to which Quest Energy Service provide us with legal, information technology, accounting, finance, insurance, tax, property management, engineering, administrative, risk management, corporate development,

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

commercial and marketing, treasury, human resources, audit, investor relations and acquisition services in respect of opportunities for us to acquire long-lived, stable and proved oil and gas reserves.

We reimburse Quest Energy Service for the reasonable costs of the services it provides to us. The employees of Quest Energy Service also manage the operations of QRCP and Quest Midstream and will be reimbursed by QRCP and Quest Midstream for general and administrative services incurred on their respective behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf, and expenses allocated to Quest Energy Service by its affiliates. For the year ended December 31, 2008 and the period from November 15, 2007 to December 31, 2007, we paid approximately $10.6 million and $1.8 million, respectively, to Quest Energy Service under this agreement. Our general partner is entitled to determine in good faith the expenses that are allocable to us.

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

The management services agreement is not terminable by us without cause so long as QRCP controls our general partner. Thereafter, the agreement is terminable by either us or Quest Energy Service upon six months’ notice. The management services agreement is terminable by us or QRCP upon a material breach of the agreement by the other party and failure to remedy such breach for 60 days (or 30 days in the event of nonpayment) after receiving notice of the breach.

Quest Energy Service will not be liable to us for its performance of, or failure to perform, services under the management services agreement unless its acts or omissions constitute gross negligence or willful misconduct.

Midstream Omnibus Agreement.  We are subject to the Omnibus Agreement dated as of December 22, 2006, among Quest Midstream, Quest Midstream’s general partner, Quest Midstream’s operating subsidiary and QRCP so long as we are an affiliate of QRCP and QRCP or any of its affiliates controls Quest Midstream.

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

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

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

Contribution, Conveyance and Assumption Agreement.  We entered into a contribution, conveyance and assumption agreement to effect, among other things, the transfer of the assets, liabilities and operations of QRCP located in the Cherokee Basin (other than its midstream assets) to us at the closing of our initial public offering, the issuance of 3,201,521 common units and 8,857,981 subordinated units to QRCP and the issuance to our general partner of 431,827 general partner units and the incentive distribution rights. We will indemnify QRCP for liabilities arising out of or related to existing litigation relating to the assets, liabilities and operations located in the Cherokee Basin transferred to us.

Note 15 —	Employee Benefit Plan and Stock-Based Awards with Related Party

Substantially all of our employees are covered by QRCP’s profit sharing plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make contributions to the plan by electing to defer some of their compensation. Any match is discretionary; however, historically QRCP has matched 100% of total contributions up to a total of five percent of employees’ annual compensation. QRCP’s matching contribution vests using a graduated vesting schedule over six years of service. During the year ended December 31, 2008, the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005, QRCP made cash contributions to the plan of $0.6 million, $0.1 million, $0.5 million, $0.4 million and $0.4 million, respectively.

QRCP granted various types of stock-based awards (including stock options and restricted stock) and accounted for stock-based compensation at fair value under the provisions of SFAS 123(R). The compensation expense recorded at the QRCP level was recorded against additional-paid-in-capital. Our Predecessor recorded the portion of QRCP’s compensation expense through our Predecessor’s partners’ capital account. Our portion of the compensation expense recorded was $5.3 million, $1.0 million and $1.2 million from January 1, 2007 to November 14, 2007, and the years ended December 31, 2006 and 2005, respectively. Subsequent to our initial public offering, all compensation expense was recorded in QRCP’s equity and pushed down to us through the management services agreement, discussed above.

We also recorded $35,000 in compensation expense for the 30,000 common unit awards we granted in 2008. As of December 31, 2008, there is $0.2 million of unrecognized compensation expense related to these common units.

Note 16 —	Restatement

As reported on a Current Report on Form 8-K initially filed on January 2, 2009 and amended on February 6, 2009, on December 31, 2008, the board of directors of Quest Energy GP determined that our audited consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007, our unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six months ended June 30, 2008 and the Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007 should no longer be relied upon as the result of the discovery of the Transfers to entities controlled by Quest Energy GP’s former chief executive officer, Mr. Jerry D. Cash. Additionally, the amended 8-K reported that our

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

management had concluded that the reported cash balances and partners’ equity of the Predecessor will be reduced by a total of $9.5 million as of November 14, 2007, which represents the total amount of the Transfers that had been funded by Quest Cherokee as of the closing of our initial public offering. Our management concluded that such Transfers had indirectly resulted in Quest Cherokee borrowing an additional $9.5 million under its credit facilities prior to November 15, 2007. QRCP repaid this additional indebtedness of Quest Cherokee at the closing of our initial public offering. We have no obligation to repay such amount to QRCP. Notwithstanding the foregoing, our reported cash balances and partners’ equity as of December 31, 2007 and June 30, 2008 continued to reflect the Transfers and accordingly were overstated by $10 million (consisting of the $9.5 million funded by Quest Cherokee that had been repaid by QRCP at the closing of our initial public offering and an additional $0.5 million that was recorded on our balance sheet in error — the additional $0.5 million was funded after the closing of our initial public offering by another subsidiary of QRCP in which we have no ownership interest).

Management identified other errors in these financial statements, as described below, and the board of directors concluded that we had, and as of December 31, 2008 continued to have, material weaknesses in our internal control over financial reporting.

The Form 10-K for the year ended December 31, 2008, to which these consolidated financial statements form a part, includes our restated consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and our Predecessor’s restated carve out financials as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007. After filing the Form 10-K, we will subsequently file amended Quarterly Reports on Form 10-Q/A, including restated quarterly consolidated financial statements, for the quarters ended March 31, 2008 and June 30, 2008 and a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

As a result of the Transfers, the restated consolidated financial statements show a decrease in partners’ equity for periods ended on and after December 31, 2007 of $9.5 million. The Transfers began in June of 2004 and continued through July 1, 2008, but as a result of certain repayments and the amounts involved, the cash balance and partners’ equity as reported on our consolidated balance sheet as of December 31, 2004 were not materially inaccurate as a result of the Transfers made prior to that date.

Although the items listed below comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. We have recorded restatement adjustments to properly reflect the amounts as of and for the periods affected, including the amounts included in Note 18 — Supplemental Financial Information — Quarterly Financial Data (Unaudited). The tables below present previously reported partners’ equity,

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

major restatement adjustments and restated partners’ equity as well as previously reported net income (loss), major restatement adjustments and restated net income (loss) as of and for the periods indicated (in thousands):

	Successor	Predecessor
	As of December 31,
	2007	2006	2005

Partners’ equity as previously reported	$228,760	$51,091	$69,547
A — Effects of the transfers	(9,500)	(8,000)	(2,000)
B — Reversal of hedge accounting	707	(2,389)	(8,177)
C — Accounting for formation of Quest Cherokee	(15,102)	(15,102)	(15,102)
D — Capitalization of costs in full cost pool	(24,007)	(12,671)	(5,388)
E — Recognition of costs in proper periods	(1,540)	(233)	(272)
F — Depreciation, depletion and amortization	11,920	8,249	4,054
G — Impairment of oil and gas properties	30,719	30,719	—
H — Other errors	(2,227)	(4,910)	(3,920)

Partners’ equity as restated	$219,730	$46,754	$38,742

	Successor	Predecessor
	November 15,	January 1,
	2007 to	2007 to	Year Ended	Year Ended
	December 31,	November 14,	December 31,	December 31,
	2007	2007	2006	2005

Net income (loss) as previously reported	$(18,511)	$(19,191)	$(47,549)	$(25,192)
A — Effects of the transfers	—	(1,500)	(6,000)	(2,000)
B — Reversal of hedge accounting	1,110	73	53,387	(42,854)
C — Accounting for formation of Quest Cherokee	—	—	—	(10,319)
D — Capitalization of costs in full cost pool	(1,839)	(9,497)	(7,283)	(5,388)
E — Recognition of costs in proper periods	—	(1,307)	39	(80)
F — Depreciation, depletion and amortization	335	3,336	4,195	1,448
G — Impairment of oil and gas properties	—	—	30,719	—
H — Other errors	(301)	(1,088)	1,625	(922)

Net income (loss) as restated	$(19,206)	$(29,174)	$29,133	$(85,307)

The most significant errors (by dollar amount) consist of the following:

(A) The Transfers, which were not approved expenditures, were not properly accounted for as losses. As a result of these losses not being recorded, cash and partners’ equity were overstated as of December 31, 2007, 2006 and 2005, and loss from misappropriation of funds was understated and net income was overstated for the period from January 1, 2007 to November 14, 2007 and for the years ended December 31, 2006 and 2005.

(B) Hedge accounting was inappropriately applied for our commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed. The fair value of the commodity derivative instruments previously reported were (under) over stated by $(2.6) million, $0.5 million and $6.3 million as of December 31, 2007, 2006 and 2005, respectively. In addition, we incorrectly presented realized gains and losses related to commodity derivative instruments within oil and gas sales. As a result of these errors, current and

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

long-term derivative financial instrument assets, current and long-term derivative financial instrument liabilities, accumulated other comprehensive income and partners’ equity were over/(under)stated as of December 31, 2007, 2006 and 2005, and oil and gas sales and gain (loss) from derivative financial instruments were over/(under)stated for the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and for the years ended December 31, 2006 and 2005.

(C) Errors were identified in the accounting for the formation of Quest Cherokee in December 2003 in which: (i) no value was ascribed to the subsidiary Class A units that were issued to ArcLight in connection with the transaction, (ii) a debt discount (and related accretion) was not recorded, (iii) transaction costs were inappropriately capitalized to oil and gas properties, and (iv) subsequent to December 2003, interest expense was improperly stated as a result of these errors. In 2005, the debt relating to this transaction was repaid and the Class A units were repurchased. Due to the errors that existed in the previous accounting, additional errors resulted in 2005 including: (i) a loss on extinguishment of debt was not recorded, and (ii) oil and gas properties, pipeline assets were overstated. Subsequent to the 2005 transaction, depreciation, depletion and amortization expense was also overstated due to these errors.

(D) Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses. As a result of these errors, oil and gas properties being amortized and partners’ equity were over/(under)stated as of December 31, 2007, 2006 and 2005, and oil and gas production expenses and general and administrative expenses were over/(under)stated for the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and for the years ended December 31, 2006 and 2005.

(E) Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts. As a result of these errors, accounts receivable, other current assets, property and equipment, pipeline assets, properties being and not being amortized and partners’ equity were over/(under)stated as of December 31, 2007, 2006 and 2005, and oil and gas production expenses, pipeline operating expenses and general and administrative expenses were over/(under)stated for the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and for the years ended December 31, 2006 and 2005.

(F) As a result of previously discussed errors and an additional error related to the method used in calculating depreciation, depletion and amortization, errors existed in our depreciation, depletion and amortization expense and our accumulated depreciation, depletion and amortization. As a result of these errors, accumulated depreciation, depletion and amortization were over/(under)stated as of December 31, 2007, 2006 and 2005 and depreciation, depletion and amortization expense was over/(under)stated for the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and for the years ended December 31, 2006 and 2005.

(G) As a result of previously discussed errors relating to oil and gas properties and hedge accounting and errors relating to the treatment of deferred taxes, errors existed in our ceiling test calculations. As a result of these errors, we incorrectly recorded a $30.7 million impairment to our oil and gas properties during the year ended December 31, 2006.

(H) We identified other errors during the reaudit and restatement process where the impact on net income was not deemed significant enough to warrant separate disclosure of individual errors.

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the periods indicated (in thousands, except unit and per unit data):

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

	Predecessor (carve out)			Successor
	January 1, 2007 to			November 15, 2007 to
	November 14, 2007			December 31, 2007
	As Previously	Restatement	As	As Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenues:
Oil and gas sales	$97,193	$(7,256)	$89,937	$15,842	$(494)	$15,348
Other revenue and expenses	(45)	45	—	22	(22)	—

Total revenues	97,148	$(7,211)	$89,937	$15,864	$(516)	$15,348
Costs and expenses:
Oil and gas production	24,416	7,020	31,436	3,579	391	3,970
Transportation expense	24,836	1	24,837	4,342	—	4,342
General and administrative expenses	10,272	768	11,040	1,562	1,310	2,872
Impairment of oil and gas properties	—	—	—	—	—	—
Depreciation, depletion and amortization	30,672	(1,104)	29,568	5,046	(1)	5,045
Misappropriation of funds	—	1,500	1,500	—	—	—

Total costs and expenses	90,196	8,185	98,381	14,529	(1,700)	16,229

Operating income (loss)	6,952	(15,396)	(8,444)	1,335	(2,216)	(881)
Other income (expense):
Gain (loss) from derivative financial instruments	(420)	6,964	6,544	(6,082)	1,499	(4,583)
Sale of assets	(310)	—	(310)	(18)	—	(18)
Other income (expense)	—	(45)	(45)	—	22	22
Interest expense	(25,815)	(1,506)	(27,321)	(13,760)	—	(13,760)
Interest income	402	—	402	14	—	14

Total other income (expense)	(26,143)	5,413	(20,730)	(19,846)	1,521	(18,325)

Net loss	$(19,191)	$(9,983)	$(29,174)	$(18,511)	$(695)	$(19,206)

General Partners’ interest in net loss				$(370)	$(14)	$(384)

Limited partners’ interest in net loss				$(18,141)	$(681)	$(18,822)

Basic and diluted net loss per limited partner unit				$(6.80)	$5.91	$(0.89)

Weighted average limited partner units outstanding:
Common				1,150,329	11,151,192	12,301,521
Subordinated				1,116,348	7,741,633	8,857,981

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Balance Sheet as of the date indicated (in thousands):

	Successor
	December 31, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash	$10,170	$(10,001)	$169
Restricted cash	1,205	—	1,205
Accounts receivable, trade, net	297	(211)	86
Other receivables	—	—	—
Due from affiliates	12,788	2,836	15,624
Other current assets	2,923	168	3,091
Inventory	4,956	—	4,956
Current derivative financial instrument assets	6,729	1,279	8,008

Total current assets	39,068	(5,929)	33,139
Property and equipment, net	17,063	53	17,116
Oil and gas properties under full cost method of accounting, net	298,021	(3,692)	294,329
Other assets, net	3,526	—	3,526
Long-term derivatives financial instrument assets	1,568	1,899	3,467

Total assets	$359,246	$(7,669)	$351,577

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$15,195	$2,559	$17,754
Revenue payable	—	919	919
Accrued expenses	5,056	(4,417)	639
Due to affiliates	—	1,708	1,708
Current portion of notes payable	666	—	666
Current derivative financial instrument liabilities	8,241	(133)	8,108

Total current liabilities	29,158	636	29,794
Non-current liabilities:
Long-term derivative financial instrument liabilities	5,586	725	6,311
Asset retirement obligation	1,700	—	1,700
Notes payable	94,042	—	94,042

Non-current liabilities	101,328	725	102,053

Total liabilities	130,486	1,361	131,847
Commitments and contingencies
Partners’ equity:
Common unitholders	163,962	(1,352)	162,610
Subordinated unitholder	63,235	(8,770)	54,465
General partner	3,048	(393)	2,655
Accumulated other comprehensive income (loss)	(1,485)	1,485	—

Total partners’ equity	228,760	(9,030)	219,730

Total liabilities and partners’ equity	$359,246	$(7,669)	$351,577

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the periods indicated (in thousands):

	Predecessor (carve out)			Successor
	January 1, 2007 to			November 15, 2007 to
	November 14, 2007			December 31, 2007
	As Previously	Restatement	As	As Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income (loss)	$(19,191)	$(9,983)	$(29,174)	$(18,511)	$(695)	$(19,206)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation, depletion and amortization	32,904	(3,336)	29,568	5,391	(346)	5,045
Change in fair value of derivative financial instruments	420	(74)	346	6,082	(1,110)	4,972
Contributions for consideration for compensation to employees	12	5,310	5,322	1	(1)	—
Amortization of deferred loan costs	1,918	(319)	1,599	9,042	21	9,063
Amortization of gas swap fees	187	(187)	—	—	—	—
Bad debt expense	—	22	22	—	—	—
Loss on disposal of property and equipment	328	(328)	—	—	—	—
Change in assets and liabilities:
Restricted cash	(55)	55	—	—	—	—
Accounts receivable	9,840	390	10,230	—	(316)	(316)
Other receivables	110	(390)	(280)	(36)	316	280
Other current assets	(108)	(441)	(549)	(1,762)	273	(1,489)
Inventory	(755)	755	—	(823)	823	—
Other assets	—	514	514	—	(3)	(3)
Due from affiliates	—	(572)	(572)	(10,830)	(177)	(11,007)
Accounts payable	3,719	5,531	9,250	(2,405)	(3,831)	(6,236)
Revenue payable	(4,540)	6,037	1,497	—	(5,567)	(5,567)
Accrued expenses	(1,960)	1,522	(438)	119	(6)	113
Other long-term liabilities	—	140	140	—	31	31
Other	—	(1)	(1)	—	1	1

Net cash provided by (used in) operating activities	22,829	4,645	27,474	(13,732)	(10,587)	(24,319)
Cash flows from investing activities:
Restricted cash	—	(55)	(55)	—	—	—
Equipment, development and leasehold	(98,743)	9,879	(88,864)	(7,603)	262	(7,341)
Proceeds from sale of property and equipment	253	(253)	—	—	—	—

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

	Predecessor (carve out)			Successor
	January 1, 2007 to			November 15, 2007 to
	November 14, 2007			December 31, 2007
	As Previously	Restatement	As	As Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net cash used in investing activities	(98,490)	9,571	(88,919)	(7,603)	262	(7,341)
Cash flows from financing activities:
Proceeds from bank borrowings	35,000	(35,000)	—	94,580	(94,000)	580
Repayments of note borrowings	(428)	—	(428)	(260,014)	1	(260,013)
Proceeds from revolver note	—	35,000	35,000	—	94,000	94,000
Contributions (distributions) — QRCP	21,298	(6,072)	15,226	49,415	368	49,783
Proceeds from issuance of common units	—	—	—	163,800	—	163,800
Syndication costs of common units	—	—	—	(12,775)	—	(12,775)
Refinancing costs	(1,688)	1	(1,687)	(3,527)	(19)	(3,546)
Change in other long-term liabilities	145	(145)	—	26	(26)	—

Net cash provided by (used in) financing activities	54,327	(6,216)	48,111	31,505	324	31,829

Net increase (decrease) in cash	(21,334)	8,000	(13,334)	10,170	(10,001)	169
Cash, beginning of period	21,334	(8,000)	13,334	—	—	—

Cash, end of period	$—	$—	$—	$10,170	$(10,001)	$169

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands):

	Predecessor (carve out)
	Year Ended December 31, 2006
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Revenues:
Oil and gas sales	$65,551	$6,859	$72,410
Other revenue (expense)	(83)	83	—

Total revenues	65,468	6,942	72,410
Costs and expenses:
Oil and gas production	21,208	3,678	24,886
Transportation expense	17,278	—	17,278
General and administrative expenses	8,149	(296)	7,853
Depreciation, depletion and amortization	25,521	(761)	24,760
Impairment of oil and gas properties	30,719	(30,719)	—
Misappropriation of funds	—	6,000	6,000

Total costs and expenses	102,875	(22,098)	80,777

Operating income (loss)	(37,407)	29,040	(8,367)
Other income (expense):
Gain (loss) from derivative financial instruments	6,410	46,280	52,690
Other income (expense)	(7)	(83)	(90)
Interest income (expense)	(16,935)	1,445	(15,490)
Interest income	390	—	390

Total other income (expense)	(10,142)	47,642	37,500

Net income (loss)	$(47,549)	$76,682	$29,133

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Balance Sheet as of the date indicated (in thousands):

	Predecessor (carve out)
	December 31, 2006
	As Previously	Restatement	As
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash	$21,334	$(8,000)	$13,334
Restricted cash	1,150	—	1,150
Accounts receivable, trade, net	10,211	(189)	10,022
Due from affiliates	—	607	607
Other current assets	1,053	—	1,053
Inventory	3,378	—	3,378
Current derivative financial instrument assets	10,795	3,314	14,109

Total current assets	47,921	(4,268)	43,653
Property and equipment, net	16,054	652	16,706
Oil and gas properties under full cost method of accounting:	233,495	3,331	236,826
Other assets, net	9,466	—	9,466
Long-term derivative financial instrument assets	4,782	3,240	8,022

Total assets	$311,718	$2,955	$314,673

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$13,929	$916	$14,845
Revenue payable	4,540	449	4,989
Accrued expenses	2,486	(1,522)	964
Due to affiliates	—	385	385
Current portion of notes payable	324	—	324
Current derivative financial instrument liabilities	5,244	3,635	8,879

Total current liabilities	26,523	3,863	30,386
Non — current liabilities:
Long-term derivative financial instrument liabilities	7,449	3,429	10,878
Asset retirement obligation	1,410	—	1,410
Notes payable	225,245	—	225,245

Non-current liabilities	234,104	3,429	237,533

Total liabilities	260,627	7,292	267,919
Commitments and contingencies
Partners’ equity:
Predecessor capital	50,663	(3,909)	46,754
Accumulated other comprehensive income (loss)	428	(428)	—

Total partners’ equity	51,091	(4,337)	46,754

Total liabilities and partners’ equity	$311,718	$2,955	$314,673

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Predecessor (carve out)
	Year Ended December 31, 2006
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income (loss)	$(47,549)	$76,682	$29,133
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation, depletion and amortization	28,339	(3,579)	24,760
Impairment of oil and gas properties	30,719	(30,719)	—
Change in fair value of derivative financial instruments	(16,917)	(53,485)	(70,402)
Capital contributions for retirement plan	428	(428)	—
Capital contributions for director fees	429	(429)	—
Contributions for consideration for compensation to employees	779	258	1,037
Amortization of deferred loan costs	1,202	2	1,204
Amortization of gas swap fees	208	(208)	—
Amortization of deferred hedging gains	(328)	328	—
Bad debt expense	37	48	85
Other	(3)	3	—
Change in assets and liabilities:
Restricted cash	3,167	(3,167)	—
Accounts receivable	(219)	(371)	(590)
Other receivables	(28)	371	343
Other current assets	—	674	674
Inventory	(1,970)	1,970	—
Other assets	675	(585)	90
Due from affiliates	—	(6,791)	(6,791)
Accounts payable	5,836	(36)	5,800
Revenue payable	4,540	248	4,788
Accrued expenses	1,838	(1,523)	315
Other long-term liabilities	—	168	168
Other	—	1	1

Net cash provided by (used in) operating activities	11,183	(20,568)	(9,385)
Cash flows from investing activities:
Restricted cash	—	3,168	3,168
Equipment, development and leasehold	(117,387)	13,864	(103,523)
Proceeds from sale of property and equipment	193	(193)	—

Net cash used in investing activities	(117,194)	16,839	(100,355)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

	Predecessor (carve out)
	Year Ended December 31, 2006
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from financing activities:
Proceeds from bank borrowings	203,696	(53,834)	149,862
Repayments of note borrowings	(54,424)	53,835	(589)
Proceeds from revolver note	—	75,000	75,000
Repayment of revolver note	—	(75,000)	(75,000)
Contributions/(distributions) — QRCP	(20,142)	(2,016)	(22,158)
Refinancing costs	(4,479)	(89)	(4,568)
Change in other long — term liabilities	167	(167)	—

Net cash provided by (used in) financing activities	124,818	(2,271)	122,547

Net increase (decrease) in cash	18,807	(6,000)	12,807
Cash, beginning of period	2,527	(2,000)	527

Cash, end of period	$21,334	$(8,000)	$13,334

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands):

	Predecessor (carve out)
	Year Ended December 31, 2005
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Revenues:
Oil and gas sales	$44,565	$26,063	$70,628
Other revenue and expenses	387	(387)	—

Total revenues	44,952	25,676	70,628
Costs and expenses:
Oil and gas production	14,388	4,764	19,152
Transportation expense	7,038	—	7,038
General and administrative expenses	4,068	1,285	5,353
Depreciation, depletion and amortization	20,121	(1,084)	19,037
Loss on early extinguishment of debt	—	8,255	8,255
Misappropriation of funds	—	2,000	2,000

Total costs and expenses	45,615	15,220	60,835

Operating income (loss)	(663)	10,456	9,793
Other income (expense):
Gain (loss) from derivative financial instruments	(4,668)	(68,898)	(73,566)
Other income (expense)	12	387	399
Interest expense	(19,919)	(2,060)	(21,979)
Interest income	46	—	46

Total other income (expense)	(24,529)	(70,571)	(95,100)

Net loss	$(25,192)	$(60,115)	$(85,307)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Balance Sheet as of the date indicated (in thousands):

	Predecessor (carve out)
	December 31, 2005
	As Previously	Restatement	As
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash	$2,527	$(2,000)	$527
Restricted cash	4,318	—	4,318
Accounts receivable, trade, net	9,658	(141)	9,517
Other receivables	343	—	343
Other current assets	1,727	—	1,727
Inventory	1,407	—	1,407
Current derivative financial instrument assets	95	(47)	48

Total current assets	20,075	(2,188)	17,887
Property and equipment, net	13,490	665	14,155
Oil and gas properties under full cost method of accounting:	177,800	(20,948)	156,852
Other assets, net	6,192	—	6,192
Long — term derivative financial instrument assets	93	439	532

Total assets	$217,650	$(22,032)	$195,618

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$8,090	$1,092	$9,182
Revenue payable	—	201	201
Accrued expenses	649	—	649
Due to affiliates	—	790	790
Current portion of notes payable	407	—	407
Current derivative financial instrument liabilities	38,195	4,098	42,293

Total current liabilities	47,341	6,181	53,522
Non — current liabilities:
Long — term derivative financial instrument liabilities	23,723	2,592	26,315
Asset retirement obligation	1,150	—	1,150
Notes payable	75,889	—	75,889

Non — current liabilities	100,762	2,592	103,354

Total liabilities	148,103	8,773	156,876
Commitments and contingencies
Partners’ equity:
Predecessor capital	116,718	(77,976)	38,742
Accumulated other comprehensive income (loss)	(47,171)	47,171	—

Total partners’ equity	69,547	(30,805)	38,742

Total liabilities and partners’ equity	$217,650	$(22,032)	$195,618

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Predecessor (carve out)
	Year Ended December 31, 2005
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(25,192)	$(60,115)	$(85,307)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation, depletion and amortization	20,121	(1,084)	19,037
Accretion of debt discount	7,765	1,891	9,656
Change in fair value derivative financial instruments	4,580	42,022	46,602
Capital contributions for retirement plan and services	285	274	559
Contributions for consideration for compensation to employees	352	865	1,217
Amortization of deferred loan costs	5,108	(611)	4,497
Amortization of deferred hedging gains	(831)	831	—
Bad debt expense	192	110	302
(Gain) loss on sale of assets	(12)	12	—
Loss on early extinguishment of debt	—	8,255	8,255
Change in assets and liabilities:
Restricted cash	(4,318)	4,318	—
Accounts receivable	(3,455)	(191)	(3,646)
Other receivables	(15)	195	180
Other current assets	(1,495)	12	(1,483)
Inventory	(1,124)	1,124	—
Other assets	—	790	790
Due from affiliates	—	2,646	2,646
Accounts payable	(1,440)	1,559	119
Revenue payable	—	(19)	(19)
Accrued expenses	63	—	63
Other long-term liabilities	—	211	211
Other	—	(239)	(239)

Net cash provided by (used in) operating activities	584	2,856	3,440
Cash flows from investing activities:
Restricted cash	—	(4,318)	(4,318)
Equipment, development and leasehold	(51,682)	19,131	(32,551)
Proceeds from sale of property and equipment	37	(37)	—
Acquisition of minority interest — Arclight	—	(7,800)	(7,800)

Net cash used in investing activities	(51,645)	6,976	(44,669)
Cash flows from financing activities:
Proceeds from bank borrowings	59,584	16,308	75,892
Repayments of note borrowings	(86,728)	(16,049)	(102,777)
Proceeds from subordinated debt	13,297	—	13,297
Repayment of subordinated debt	(66,398)	8	(66,390)
Contributions/distributions	133,658	(12,090)	121,568

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

	Predecessor (carve out)
	Year Ended December 31, 2005
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Refinancing costs	(6,272)	(9)	(6,281)

Net cash provided by (used in) financing activities	47,141	(11,832)	35,309

Net increase (decrease) in cash	(3,920)	(2,000)	(5,920)
Cash, beginning of period	6,447	—	6,447

Cash, end of period	$2,527	$(2,000)	$527

Note 17 —	Subsequent Events

Impairment of oil and gas properties

Due to a further decline in natural gas prices, subsequent to December 31, 2008, we expect to incur an additional impairment charge on our oil and gas properties of approximately $75.0 million to $95.0 million as of March 31, 2009.

Settlement Agreements

We and QRCP filed lawsuits, related to the Transfers, against Mr. Cash, the entity controlled by Mr. Cash that was used in connection with the Transfers and two former officers, who are the other owners of the controlled-entity, seeking, among other things, to recover the funds that were transferred. On May 19, 2009, we entered into settlement agreements with Mr. Cash, the controlled-entity and the other owners to settle this litigation. Under the terms of the settlement agreements, QRCP received (1) approximately $2.4 million in cash and (2) 60% of the controlled-entity’s interest in a gas well located in Louisiana and a landfill gas development project located in Texas. While QRCP estimates the value of these assets to be less than the amount of the Transfers and cost of the internal investigation, they represent the majority of the value of the controlled-entity. QRCP did not take Mr. Cash’s stock in QRCP, which he represented had been pledged to secure personal loans with a principal balance far in excess of the current market value of the stock. We received all of Mr. Cash’s equity interest in STP Newco, Inc. (“STP”), which owns certain oil producing properties in Oklahoma, as reimbursement for a portion of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by us. We are in the process of establishing the value of the interest in STP.

Note 18 —	Supplemental Financial Information — Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2008 and 2007 are as follows (in thousands, except per unit data):

	Successor
	Quarters
2008	4th	3rd	2nd	1st
			(Restated)	(Restated)

Total revenues	$46,276	$34,404	$31,360	$35,890
Operating income (loss)(1)	(242,705)	2,070	(3,736)	3,043
Net income (loss)	(197,489)	157,938	(93,616)	(40,765)
Basic and diluted net income (loss) per limited partner unit	$(9.14)	$7.31	$(4.33)	$(1.89)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

	Quarter
		Predecessor
	Successor
	November 15,	October 1, 2007
	2007 to December	to November 14,
	31, 2007	2007
	4th		3rd	2nd	1st
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

2007
Total revenues	$15,348	$13,541	$23,852	$27,570	$24,974
Operating income (loss)(1)	(881)	(110)	(5,078)	(2,185)	(1,071)
Net income (loss)	(19,206)	(5,999)	791	(1,203)	(22,763)
Basic and diluted net income (loss) per limited partner unit	$0.89

(1)	Total revenue less total costs and expenses.

As discussed in Note 16 — Restatement, we and QRCP restated our consolidated financial statements. Such restatements also impacted our consolidated financial statements as of and for the quarterly periods ended March 31 and June 30, 2008 and March 31, June 30 and September 30 and December 31, 2007 and the periods October 1, 2007 to November 14, 2007 and November 15, 2007 to December 31, 2007. See Note 16 for more detailed descriptions of the adjustments below. The adjustments to the applicable quarterly financial statement line items are presented below for the periods indicated.

The following table outlines the effects of the restatement adjustments on our summarized unaudited quarterly financial data for the periods indicated (in thousands, except per unit data):

	Successor
	Quarter Ended March 31, 2008
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$37,403	$(1,513)	$35,890
Operating income (loss)	8,589	(5,546)	3,043
Net income (loss)	(17,346)	(23,419)	(40,765)
Basic and diluted net income (loss) per limited partner unit	$(0.80)	$(1.09)	$(1.89)

	Successor
	Quarter Ended June 30, 2008
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$39,972	$(8,612)	$31,360
Operating income (loss)	9,877	(13,613)	(3,736)
Net income (loss)	16,221	(109,837)	(93,616)
Basic and diluted net income (loss) per limited partner unit	$0.75	$(5.08)	$(4.33)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

	Predecessor
	Quarter Ended March 31, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$25,536	$(562)	$24,974
Operating income (loss)	3,501	(4,572)	(1,071)
Net income (loss)	(3,650)	(19,113)	(22,763)

	Predecessor
	Quarter Ended June 30, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$27,848	$(278)	$27,570
Operating income (loss)	1,880	(4,065)	(2,185)
Net income (loss)	(5,231)	4,028	(1,203)

	Predecessor
	Quarter Ended September 30, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$28,489	$(4,637)	$23,852
Operating income (loss)	3,347	(8,425)	(5,078)
Net income (loss)	1,372	(581)	791

	Predecessor
	October 1, 2007 to November 14, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$15,275	$(1,734)	$13,541
Operating income (loss)	(1,776)	1,666	(110)
Net income (loss)	(11,682)	5,683	(5,999)

	Successor
	November 15, 2007 to December 31, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$15,864	$(516)	$15,348
Operating income (loss)	1,335	(2,216)	(881)
Net income (loss)	(18,511)	(695)	(19,206)
Basic and diluted net income (loss) per limited partner unit	$(6.80)	$5.91	$(0.89)

Note 19 —	Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The supplementary oil and gas data that follows is presented in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities, and includes (1) capitalized costs, costs incurred and results of operations related to oil and gas producing activities, (2) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Net Capitalized Costs

Our aggregate capitalized costs related to oil and gas producing activities as of the periods indicated are summarized as follows (in thousands):

	Successor		Predecessor
	As of December 31,
	2008	2007	2006	2005

Oil and gas properties and related leasehold costs:
Proved	$283,001	$374,631	$283,420	$170,968
Unproved	1,282	5,294	7,843	16,521

	284,283	379,925	291,263	187,489
Accumulated depreciation, depletion and amortization	(133,163)	(85,596)	(54,437)	(30,637)

Net capitalized costs	$151,120	$294,329	$236,826	$156,852

Unproved properties not subject to amortization consisted mainly of leaseholds acquired through acquisitions. We will continue to evaluate our unproved properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities that have been capitalized are summarized as follows (in thousands):

	As of December 31,
	2008	2007	2006	2005

Acquisition of proved and unproved properties	$92,765	$—	$—	$—
Exploration costs	—	—	—	—
Development costs	268,931	217,539	143,229	49,833

	$361,696	$217,539	$143,229	$49,833

Results of Operations for Oil and Gas Producing Activities

The following table includes revenues and expenses associated directly with our oil and natural gas producing activities. It does not include any interest costs or general and administrative costs and, therefore, is not necessarily

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

indicative of the contribution to consolidated net operating results of our oil and natural gas operations (in thousands).

	Successor		Predecessor
		November 15, 2007	January 1, 2007
	Year Ended	to	to	Year Ended	Year Ended
	December 31,	December 31,	November 14,	December 31,	December 31,
	2008	2007	2007	2006	2005
	(Consolidated)	(Consolidated)	(Carve out)	(Carve out)	(Carve out)

Production revenues	$147,930	$15,348	$89,937	$72,410	$70,628
Production costs	(43,490)	(3,970)	(31,436)	(24,886)	(19,152)
Depreciation, depletion and amortization	(50,988)	(5,045)	(29,568)	(24,760)	(19,037)
Impairment of oil and gas properties	(245,587)	—	—	—	—

	(192,135)	6,333	28,933	22,764	32,439
Imputed income tax provision(1)	—	—	(10,995)	(8,650)	(12,327)

	$(192,135)	$6,333	$17,938	$14,114	$20,112

(1)	There are no imputed income tax provisions as we are not a taxable entity for the Successor periods.

Oil and Gas Reserve Quantities

The following reserve schedule was developed by our reserve engineers and sets forth the changes in estimated quantities for our proved reserves, all of which are located in the United States. We retained Cawley, Gillespie & Associates, Inc., independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2008, 2007, 2006 and 2005.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Users of this information should be aware that the process of estimating quantities of “proved,” “proved developed” and “proved undeveloped” oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upwards or downward) to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

	Gas — Mcf	Oil — Bbls

Proved reserves:
Balance, December 31, 2004 (Predecessor)	149,843,900	47,834
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	390,468	—
Sale of reserves	—	—
Revisions of previous estimates(1)	(6,342,690)	(6,054)
Production	(9,572,378)	(9,480)

Balance, December 31, 2005 (Predecessor)	134,319,300	32,300
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	27,696,254	—
Sale of reserves	—	—
Revisions of previous estimates(2)	48,329,663	9,780
Production	(12,305,217)	(9,808)

Balance, December 31, 2006 (Predecessor)	198,040,000	32,272
Purchase of reserves in place	—	—
Extensions, discoveries, and other additions	26,368,000	—
Contributions to successor	(213,363,596)	(36,952)
Revisions of previous estimates(3)	3,490,473	11,354
Production	(14,534,877)	(6,674)

Balance, November 14, 2007 (Predecessor)	—	—
Contributions from predecessor	213,363,596	36,952
Extensions, discoveries, and other additions	—	—
Sale of reserves	—	—
Revision of previous estimates	—	—
Production(4)	(2,440,190)	(396)

Balance, December 31, 2007 (Successor)	210,923,406	36,556
Purchase of reserves in place	87,082,455	1,548,357
Extensions, discoveries, and other additions	13,897,600	—
Sale of reserves	(4,386,200)	—
Revisions of previous estimates(5)	(123,204,433)	(833,070)
Production	(21,328,687)	(69,812)

Balance, December 31, 2008 (Successor)	162,984,141	682,031

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

	Gas — Mcf	Oil — Bbls

Proved developed reserves:
Balance, December 31, 2005 (Predecessor)	71,638,300	32,300
Balance, December 31, 2006 (Predecessor)	122,390,400	32,272
Balance, December 31, 2007 (Successor)	140,966,300	36,556
Balance, December 31, 2008 (Successor)	134,837,100	682,031

(1)	The downward revision was due to a change in performance of wells on a portion of Quest Cherokee’s acreage.

(2)	During 2006, there were 530 additional producing wells resulting in increased estimated future reserves.

(3)	During 2007, higher prices increased the economic lives of the underlying oil and natural gas properties and thereby increased the estimated future reserves.

(4)	2007 production for Successor is from November 15, 2007 to December 31, 2007 for contributed properties.

(5)	Lower prices at December 31, 2008 as compared to December 31, 2007 reduced the economic lives of the underlying oil and gas properties and thereby decreased the estimated future reserves.

Standardized Measure of Discounted Future Net Cash Flows

The following information is based on our best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of the periods indicated in accordance with SFAS No. 69, Disclosures About Oil and Gas Producing Activities which requires the use of a 10% discount rate. There are no future income tax expenses for Successor periods because we are a non-taxable entity. This information is not the fair market value, nor does it represent the expected present value of future cash flows of our proved oil and gas reserves (in thousands).

	Successor		Predecessor
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005

Future cash inflows	$844,130	$1,351,980	$1,197,198	$1,258,580
Future production costs	552,906	732,488	638,844	366,475
Future development costs	50,363	119,448	126,272	122,428
Future income tax expense	—	—	60,024	230,651

Future net cash flows	240,861	500,044	372,058	539,026
10% annual discount for estimated timing of cash flows	84,804	177,506	141,226	201,087

Standardized measure of discounted future net cash flows related to proved reserves	$156,057	$322,538	$230,832	$337,939

(1)	Future cash inflows are computed by applying year-end prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. The discounted future cash flow estimates do not include the effects of our derivative instruments. There is no future income tax expense for Successor periods because we are not a taxable entity. See the following table for oil and gas prices as of the periods indicated.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2008	2007	2006	2005

Crude oil price per Bbl	$44.60	$96.10	$61.06	$55.63
Natural gas price per Mcf	$5.71	$6.43	$6.03	$9.27

The principal changes in the standardized measure of discounted future net cash flows relating to proven oil and natural gas properties were as follows (in thousands):

	Successor		Predecessor
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005

Present value, beginning of period	$322,538	$—	$337,939	$280,482
Contributions from Predecessor	—	333,916	—	—
Net changes in prices and production costs	(146,141)	—	(289,149)	181,950
Net changes in future development costs	6,712	—	(60,330)	(46,074)
Previously estimated development costs incurred	58,726	—	93,397	25,532
Sales of oil and gas produced, net	(104,447)	(11,378)	(47,524)	(51,476)
Extensions and discoveries	15,695	—	48,399	1,624
Purchases of reserves in — place	108,838	—	—	—
Sales of reserves in — place	(4,954)	—	—	—
Revisions of previous quantity estimates	(144,785)	—	84,559	(26,524)
Net change in income taxes(a)	—	—	107,365	(23,979)
Accretion of discount	42,674	—	44,771	37,867
Timing differences and other(b)	1,201	—	(88,595)	(41,463)

Present value, end of period	$156,057	$322,538	$230,832	$337,939

(a)	There is no change in income taxes for Successor periods because we are not a taxable entity.

(b)	The change in timing differences and other are related to revisions in our estimated time of production and development

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of June, 2009.

Quest Energy Partners, L.P.

By:	Quest Energy GP, LLC, its general partner

By:	/s/ David C. Lawler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ David C. Lawler David C. Lawler		Director, Chief Executive Officer and President (principal executive officer)	June 16, 2009

/s/ Eddie M. LeBlanc, III Eddie M. LeBlanc, III		Chief Financial Officer (principal financial and accounting officer)	June 16, 2009

* Gary M. Pittman		Director	June 16, 2009

* Mark A. Stansberry		Director	June 16, 2009

* J. Philip McCormick		Director	June 16, 2009

*By:	/s/ Eddie M. LeBlanc, III Eddie M. LeBlanc, III Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
No.		Description

*2	.1	Agreement for Purchase and Sale, dated as of July 11, 2008, by and among Quest Resource Corporation, Quest Eastern Resource LLC and Quest Cherokee LLC (incorporated herein by reference to Exhibit 2.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*3	.1	Certificate of Limited Partnership (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2007).
*3	.2	First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P. (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s amended Current Report on Form 8-K/A filed on December 7, 2007).
*3	.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P. (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on April 11, 2008).
*3	.4	Certificate of Formation of Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.3 to Quest Energy Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2007).
*3	.5	Amended and Restated Limited Liability Company Agreement of Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.1	Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC, Quest Resource Corporation, Quest Cherokee, LLC, Quest Oil & Gas, LLC, and Quest Energy Service, LLC (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.2	Omnibus Agreement, dated as November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC and Quest Resource Corporation (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.3	Management Services Agreement, dated as of November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC and Quest Energy Service, LLC (incorporated herein by reference to Exhibit 10.3 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.4	Amended and Restated Credit Agreement, dated as of November 15, 2007, by and among Quest Resource Corporation, as the Initial Co-Borrower, Quest Cherokee, LLC, as the Borrower, Quest Energy Partners, L.P., as a Guarantor, Royal Bank of Canada, as Administration Agent and Collateral Agent, KeyBank National Association, as Documentation Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.4 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.5	First Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, KeyBank National Association and the lenders Party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on April 23, 2008).
*10	.6	Second Amendment to Amended and Restated Credit Agreement, dated as of October 28, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, KeyBank National Association and the lenders Party thereto (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 7, 2008).
*10	.7	Guaranty for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.9 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.8	Guaranty for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.10 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).

Exhibit
No.		Description

*10	.9	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.11 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.10	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.12 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.11	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.13 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.12	Assignment and Assumption Agreement, dated as of November 15, 2007, by and among Quest Resource Corporation, Quest Energy Partners, L.P. and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.5 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.13	Midstream Services and Gas Dedication Agreement, dated December 22, 2006 (but effective as of December 1, 2006), between Bluestem Pipeline, LLC and Quest Resource Corporation, including exhibits thereto (incorporated herein by reference to Exhibit 10.6 to Quest Resource Corporation’s Current Report on Form 8-K filed on December 29, 2006).
*10	.14	Amendment No. 1 to the Midstream Services and Gas Dedication Agreement, dated as of August 9, 2007, by and between Quest Resource Corporation and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K (File No. 0-17371) filed on August 13, 2007).
10.15		Amendment No. 2 to the Midstream Services and Gas Dedication Agreement, dated as of February 27, 2009, by and between Quest Energy Partners, L.P. and Bluestem Pipeline, LLC.
*10	.16	Quest Midstream Omnibus Agreement, dated December 22, 2006, among Quest Resource Corporation, Quest Midstream GP, LLC, Bluestem Pipeline, LLC and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.3 to Quest Resource Corporation’s Current Report on Form 8-K (File No. 0-17371) filed on December 29, 2006).
*10	.17	Acknowledgement and Consent, dated as of November 15, 2007, of Quest Energy Partners, L.P. (incorporated herein by reference to Exhibit 10.6 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
†*10	.18	Quest Energy Partners, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
†*10	.19	Form of Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Quest Energy Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2007).
†10	.20	Summary of Director Compensation Arrangements.
†*10	.21	Form of Bonus Unit Award Agreement (incorporated herein by reference to Exhibit 10.13 to Quest Energy Partners, L.P.’s Annual Report on Form 10-K filed on March 31, 2008).
*10	.22	Loan Transfer Agreement, dated as of November 15, 2007, by and among Quest Resource Corporation, Quest Cherokee, LLC, Quest Oil & Gas, LLC, Quest Energy Service, Inc., Quest Cherokee Oilfield Service, LLC, Guggenheim Corporate Funding, LLC, Wells Fargo Foothill, Inc., and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.8 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.23	Second Lien Senior Term Loan Agreement, dated as of July, 11, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Royal Bank of Canada, KeyBank National Association, Société Générale, the lenders party thereto and RBC Capital Markets (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).

Exhibit
No.		Description

*10	.24	First Amendment to Second Lien Senior Term Loan Agreement, dated as of October 28, 2008, but effective as of November 5, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 7, 2008).
*10	.25	Guaranty for Second Lien Term Loan Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.26	Guaranty for Second Lien Term Loan Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.3 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.27	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.4 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.28	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.5 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.29	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.6 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.30	Intercreditor Agreement, dated as of July 11, 2008, by and between Royal Bank of Canada and Quest Cherokee, LLC (incorporated herein by reference to Exhibit 10.7 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
10.31		Settlement Agreement by and among Quest Resource Corporation, Quest Energy Partners, L.P., Quest Midstream Partners, L.P. and Jerry D. Cash, dated May 19, 2009.
10.32		Full and Final Settlement Agreement and Mutual Release, by and among Quest Resource Corporation, Quest Energy Partners, L.P., Quest Midstream Partners, L.P., Rockport Energy, LLC, Rockport Georgetown Partners, LLC, Rockport Georgetown Holdings, LP, Jerry D. Cash, Bryan T. Simmons and Steven Hochstein, dated May 19, 2009.
21.1		List of Subsidiaries
23.1		Consent of Cawley, Gillespie & Associates, Inc
23.2		Consent of UHY, LLP.
24.1		Power of Attorney.
31.1		Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

†	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.