Form 10-Q/A
period 2008-03-31
Quest Energy Partners, L.P.
filed 2009-07-14
CIK 1407185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     This amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 includes our restated consolidated financial statements as of March 31, 2008 and for the three month period ended March 31, 2008 and our Predecessor’s restated carve out financial statements for the three month period ended March 31, 2007. The consolidated balance sheet as of December 31, 2007 was restated in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on June 16, 2009 (the “2008 Form 10-K”).
     We were formed by Quest Resource Corporation (“QRCP”) in 2007 in order to conduct, in a master limited partnership structure, the exploration and production operations previously conducted by QRCP’s wholly-owned subsidiaries, Quest Cherokee, LLC (“Quest Cherokee”) and Quest Cherokee Oilfield Service, LLC (“QCOS”). QRCP owns 100% of our general partner and therefore controls the election of the board of directors of our general partner. Since our initial public offering, our general partner has had the same executive officers as QRCP. We do not have any employees, other than field level employees, and we depend on QRCP to provide us with all general and administrative functions necessary to operate our business. QRCP provides these services to us pursuant to the terms of the management services agreement between us and Quest Energy Service, LLC (“Quest Energy Service”), a wholly-owned subsidiary of QRCP. The management services agreement obligates Quest Energy Service to provide all personnel (other than field personnel) and any facilities, goods and equipment necessary to perform the services we need including acquisition services, general and administrative services such as SEC reporting and filings, Sarbanes-Oxley Act compliance, accounting, audit, finance, tax, benefits, compensation and human resource administration, property management, risk management, land, marketing, legal and engineering.
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
     As reported on a Current Report on Form 8-K initially filed on January 2, 2009 and amended on February 6, 2009, on December 31, 2008, the board of directors of Quest Energy GP determined that our audited consolidated financial statements as of December 31, 2007, and for the period from November 15, 2007 to December 31, 2007, our unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six months ended June 30, 2008 and the Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007, should no longer be relied upon. The Predecessor’s financial statements represent the carve out financial position, results of operations, cash flows and changes in partners’ capital of the Cherokee Basin operations of QRCP, and reflect the operations of Quest Cherokee and QCOS, located in the Cherokee Basin (other than its midstream assets), which QRCP contributed to us at the completion of our initial public offering on November 15, 2007.

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
     The restated consolidated financial statements included in this Form 10-Q/A correct errors in a majority of the financial statement line items in the previously issued consolidated financial statements for all periods presented. The most significant errors (by dollar amount) consist of the following:
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

     Although the items listed above comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. The tables below present previously reported partners’ equity, major restatement adjustments and restated partners’ equity as well as previously reported loss, major restatement adjustments and restated net loss as of and for the periods indicated (in thousands):

March 31, 2008
Partners’ equity as previously reported	$184,584
Effect of the Transfers	(9,500)
Reversal of hedge accounting	(2,725)
Accounting for formation of Quest Cherokee	(15,102)
Capitalization of costs in full cost pool	(27,595)
Recognition of costs in proper periods	(957)
Depreciation, depletion and amortization	11,429
Impairment of oil and gas properties	30,719
Other errors	3,823

Partners’ equity as restated	$174,676

	Three Months Ended March 31,
	2008	2007
Net loss as previously reported	$(17,346)	$(3,650)
Effect of the Transfers	—	(500)
Reversal of hedge accounting	(19,196)	(14,079)
Capitalization of costs in full cost pool	(3,659)	(2,419)
Recognition of costs in proper periods	583	(244)
Stock-based compensation	(431)	(345)
Depreciation, depletion and amortization	(491)	(480)
Other errors(*)	(225)	(1,046)

Net loss as restated	$(40,765)	$(22,763)

*	Includes minority interest impact.
     Reconciliations from amounts previously included in our consolidated financial statements to restated amounts on a financial statement line item basis are presented in Note 14 — Restatement to the accompanying consolidated financial statements.
     Other Matters — In addition to the items for which we have restated our consolidated financial statements, the Oklahoma Department of Securities has filed a lawsuit alleging:
•	The theft of approximately $1.0 million by David E. Grose, the former chief financial officer, and Brent Mueller, the former purchasing manager. The evidence indicates that this theft occurred in the third quarter of 2008 after the periods covered by this report and therefore did not affect the periods covered by this report.

•	A kickback scheme involving David E. Grose and Brent Mueller, in which each received kickbacks totaling approximately $0.9 million from several related suppliers beginning in 2005.
     We experienced significant increased costs in the second half of 2008 and continue to experience such increased costs in the first half of 2009 due to, among other things (as more fully described in our 2008 Form 10-K in Items 1 and 2. “Business and Properties — Recent Developments — Internal Investigation; Restatements and Reaudits”):
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
     This Amendment No. 1 to the Quarterly Report on Form 10-Q/A restates the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in its entirety to reflect the effects of the restatement. However, the Company has not modified nor updated disclosures presented in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, except as required to reflect the effects of the matters discussed above. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, initially filed with the SEC on May 15, 2008, or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s 2008 Form 10-K and the other subsequent reports that the Company has filed with the Securities and Exchange Commission.
     The Company has also restated the following items, which were impacted by the adjustments described above:
     Part I
     Item 1 — Financial Statements
     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Item 4(T) — Controls and Procedures
     In addition, in accordance with applicable SEC rules, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A includes currently-dated certifications from our Chief Executive Officer and President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

QUEST ENERGY PARTNERS, L.P.
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2008

GUIDE TO READING THIS REPORT
As used in this report, unless we indicate otherwise:
•	when we use the terms “Quest Energy Partners,” “the Company,” “Successor,” “our,” “we,” “us” and similar terms in a historical context prior to November 15, 2007, we are referring to Predecessor, and when we use such terms in a historical context on or after November 15, 2007, in the present tense or prospectively, we are referring to Quest Energy Partners, L.P. and its subsidiaries, Quest Cherokee, LLC and Quest Cherokee Oilfield Service, LLC;

•	when we use the term “Predecessor,” we are referring to the assets, liabilities and operations of QRCP located in the Cherokee Basin (other than its midstream assets), which QRCP contributed to us at the completion of our initial public offering on November 15, 2007;

•	when we use the terms “Quest Energy GP” or “our general partner,” we are referring to Quest Energy GP, LLC, our general partner;

•	when we use the term “QRCP” we are referring to Quest Resource Corporation (Nasdaq: QRCP), the owner of our general partner, and its subsidiaries (other than us); and

•	when we use the term “QMLP ”or “Quest Midstream,” we are referring to Quest Midstream Partners, L.P. and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
          Attached hereto as Pages F-1 through F-28 and incorporated herein by this reference are (i) our unaudited interim financial statements, including a consolidated balance sheet as of March 31, 2008, a consolidated statement of operations and a consolidated statement of cash flows for the three month period ended March 31, 2008, (ii) the Predecessor’s unaudited interim financial statements, including a carve out statement of operations and a carve out statement of cash flows for the three month period ended March 31, 2007 and (iii) related notes to the financial statements.
          The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented. The Company’s results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ended December 31, 2008.
          The financial statements included herein should be read in conjunction with the 2007 financial statements and notes, as restated, which have been included in the 2008 Form 10-K.
          Restatement of Financial Statements: As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A, the financial statements are being restated to reflect the impact of errors in our previously issued financial statements. See further discussion in Note 14 to the accompanying consolidated/carveout financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited) (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$739	$169
Restricted cash	1,205	1,205
Accounts receivable, trade	57	86
Due from affiliated companies	22,895	15,624
Other current assets	2,468	3,091
Inventory	6,797	4,956
Current derivative financial instrument assets	2,232	8,008

Total current assets	36,393	33,139
Property and equipment, net of accumulated depreciation of $6,168 and $5,473	17,323	17,116
Oil and gas properties under full cost method of accounting, net	314,604	294,329
Other assets, net	3,420	3,526
Long-term derivative financial instrument assets	685	3,467

Total assets	$372,425	$351,577

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$17,581	$18,673
Accrued expenses	3,267	639
Due to affiliates	2,472	1,708
Current portion of notes payable	448	666
Current derivative financial instrument liabilities	32,383	8,108

Total current liabilities	56,151	29,794
Non-current liabilities:
Long-term derivative financial instrument liabilities	16,506	6,311
Asset retirement obligations	2,056	1,700
Notes payable	123,036	94,042

Total liabilities	197,749	131,847

Commitments and contingencies
Partners’ equity:
Common unitholders — Issued and outstanding — 12,301,521 at March 31, 2008 and December 31, 2007, respectively (9,100,000 — public; 3,201,521 — affiliate)	136,707	162,610
Subordinated unitholder — affiliate; 8,857,981 units issued and outstanding at March 31, 2008 and December 31, 2007	36,217	54,465
General Partner — affiliate; 431,827 units issued and outstanding at March 31, 2008 and December 31, 2007	1,752	2,655

Total partners’ equity	174,676	219,730

Total liabilities and partners’ equity	$372,425	$351,577

See accompanying notes to unaudited consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(Unaudited)
(Restated)
($ in thousands, except per unit and unit data)

	Successor	Predecessor
	Three months ended March 31,
	2008	2007
	(Consolidated)	(Carve out)
Revenue:
Oil and gas sales	$38,314	$24,974

Total revenues	38,314	24,974

Costs and expenses:
Oil and gas production	10,386	9,048
Transportation expense	8,663	6,361
General and administrative	3,098	2,374
Depreciation, depletion and amortization	10,700	7,762
Misappropriation of funds	—	500

Total costs and expenses	32,847	26,045

Operating income (loss)	5,467	(1,071)

Other income (expense):
Other income	69	94
Loss from derivative financial instruments	(44,239)	(13,547)
Interest income	17	177
Interest expense	(2,079)	(8,416)

Total other income (expense)	(46,232)	(21,692)

Net loss	$(40,765)	$(22,763)

General partner’s interest in net (loss)	$(815)

Limited partners’ interest in net (loss)	$(39,950)

Net loss per limited partner units – basic and diluted	$(1.89)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,301,521
Subordinated units (basic and diluted)	8,857,981
See accompanying notes to unaudited consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Unaudited)
(Restated)
($ in thousands)

	Successor	Predecessor
	Three months ended
	March 31,
	2008	2007
	(Consolidated)	(Carve out)
Cash flows from operating activities:
Net loss	$(40,765)	$(22,763)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation, depletion and amortization	10,700	7,762
Change in derivative fair value	43,028	14,541
Unit awards granted to employees	12	447
Amortization of loan origination fees	120	472
Bad debt expense	26	22
Change in assets and liabilities:
Accounts receivable	3	(1,688)
Other receivables	—	(1,415)
Other current assets	623	(828)
Other assets	(13)	1,745
Due from affiliates	(6,507)	345
Accounts payable	185	10,735
Revenue payable	251	1,479
Accrued expenses	2,592	1,093
Other long-term liabilities	354	41

Net cash provided by operating activities	10,609	11,988
Cash flows from investing activities:
Equipment, development and leasehold costs	(34,514)	(21,607)

Net cash used in investing activities	(34,514)	(21,607)
Cash flows from financing activities:
Proceeds from revolver note	29,000	—
Repayments of note borrowings	(224)	(221)
Syndication costs	(265)	—
Capital contributions (distributions)	375	(1,807)
Distributions to unitholders	(4,411)	—
Refinancing costs	—	(1,687)

Net cash provided by (used in) financing activities	24,475	(3,715)

Net increase (decrease) in cash	570	(13,334)
Cash and cash equivalents, beginning of period	169	13,334

Cash and cash equivalents, end of period	$739	$—

See accompanying notes to unaudited consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
1. Formation of the Company and Description of Business
          Quest Energy Partners, L.P., a Delaware limited partnership (the “Company”), was formed in July 2007 by Quest Resource Corporation (together with its subsidiaries, “QRCP”) to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. On November 15, 2007, the Company completed an initial public offering of its common units representing limited partner interests (the “Offering”). At the closing of the Offering, QRCP contributed Quest Cherokee, LLC to the Company in exchange for general partner units, the incentive distribution rights, common units and subordinated units in the Company. At the time, Quest Cherokee owned all of QRCP’s oil and natural gas properties and related assets in the Cherokee Basin, a fifteen-county region in southeastern Kansas and northeastern Oklahoma (the “Cherokee Basin Operations”).
          The Company’s operations are currently focused on developing coal bed methane gas production in the Cherokee Basin. In addition to its producing properties, the Company has a significant inventory of potential drilling locations and acreage in the Cherokee Basin.
          QRCP currently owns an approximate 57% limited partner interest in the Company. Quest Energy GP, LLC (the “General Partner” or “Quest Energy GP”) is a wholly-owned subsidiary of QRCP and is the general partner of the Company.
2. Basis of Presentation and Misappropriation, Reaudit and Restatement
          The Company’s unaudited condensed consolidated/carve out financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated/carve out financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The 2008 Form 10-K includes restated consolidated financial statements and footnotes for the year ended December 31, 2007.
          All intercompany accounts and transactions have been eliminated in preparing the consolidated/carve out financial statements. In these notes to unaudited consolidated/carve out financial statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.
          These carve out financial statements and related notes thereto represent the carve out financial position, results of operations and cash flows of the Cherokee Basin Operations, referred to as Quest Energy Partners, L.P. Predecessor (the “Predecessor”). The carve out financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (“SAB”) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Certain expenses incurred by QRCP are only indirectly attributable to its ownership of the Cherokee Basin Operations as QRCP owns interests in midstream assets and other oil and gas properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Predecessor, so that the carve out financial statements reflect substantially all the costs of doing business. The allocations and related estimates and assumptions are described more fully in Note 3 — Summary of Significant Accounting Policies below.
          References to “our consolidated financial statements” and “the Predecessor’s consolidated financial statements” when used for any period prior to November 15, 2007 include or mean, respectively, the carve out financial statements of our Predecessor.
Misappropriation, Reaudit and Restatement
          These consolidated financial statements include our restated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007. The consolidated balance sheet as of December 31, 2007 was restated in our 2008 Form 10-K. We will subsequently file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and for the three and nine month periods ended September 30, 2007.
          Investigation — On August 22, 2008, in connection with an inquiry from the Oklahoma Department of Securities, the boards of directors of QRCP, Quest Energy GP, and Quest Midstream GP, LLC (“Quest Midstream GP”), the general partner of Quest Midstream Partners, L.P. (“QMLP” or “Quest Midstream”), held a joint working session to address certain unauthorized transfers, repayments and re-transfers of funds (the “Transfers”) to entities controlled by their former chief executive officer, Mr. Jerry D. Cash. These transfers totaled approximately $10 million between 2005 and 2008, of which $9.5 million related to us.
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
          Additionally, the amended 8-K reported that our management had concluded that the reported cash balances and partners’ equity of the Predecessor will be reduced by a total of $9.5 million as of November 14, 2007, which represents the total amount of the Transfers that had been funded by Quest Cherokee as of the closing of our initial public offering. Our management concluded that such Transfers had indirectly resulted in Quest Cherokee borrowing an additional $9.5 million under its credit facilities prior to November 15, 2007. QRCP repaid this additional indebtedness of Quest Cherokee at the closing of our initial public offering. We have no obligation to repay such amount to QRCP. Notwithstanding the foregoing, our reported cash balances and partners’ equity as of December 31, 2007 and March 31, 2008 continued to reflect the Transfers and accordingly were overstated by $10 million (consisting of the $9.5 million funded by Quest Cherokee that had been repaid by QRCP at the closing of our initial public offering and an additional $0.5 million that was recorded on our balance sheet in error — the additional $0.5 million was funded after the closing of our initial public offering by another subsidiary of QRCP in which we have no ownership interest).
          The restated consolidated financial statements to which these Notes apply also correct errors in a majority of the financial statement line items found in the previously issued consolidated financial statements for all periods presented. See Note 14 — Restatement.
3. Summary of Significant Accounting Policies
          Reference is hereby made to the 2008 Form 10-K, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated/carve out financial statements. The 2008 Form 10-K includes restated consolidated financial statements and footnotes as of and for the year ended December 31, 2007. These policies were also followed in preparing the consolidated/carve out restated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007.
Consolidation Policy
          Investee companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those in which the Company has effective control over are generally accounted for under the consolidation method of accounting.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
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
Accounts Receivable
          The Company conducts its operations in the States of Kansas and Oklahoma and operates exclusively in the oil and natural gas industry. The Company’s joint interest and oil and natural gas sales receivables are generally unsecured; however, the Company has not experienced any significant losses to date. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements.
          Management periodically assesses the Company’s accounts receivable and establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
Inventory
          Inventory, which is included in current assets, includes tubular goods and other lease and well equipment which the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market using the specific identification method.
Concentration of Credit Risk
          A significant portion of the Company’s and the Predecessor’s liquidity is concentrated in cash and derivative contracts that enable the Company to hedge a portion of its exposure to price volatility from producing oil and natural gas. These arrangements expose the Company to credit risk from its counterparties. The Company’s accounts receivable are primarily from purchasers of oil and natural gas products. Natural gas sales to one purchaser (ONEOK Energy Marketing and Trading Company) accounted for more than 99% of total oil and natural gas revenues for the three months ended March 31, 2008. Natural gas sales to two purchasers (ONEOK and Tenaska Marketing Ventures) accounted for 70% and 30% of total natural gas revenues for the three months ended March 31, 2007.
          The industry concentration has the potential to impact the Company’s overall exposure to credit risk, either positively or negatively, in that the Company’s customers may be similarly affected by changes in economic, industry or other conditions.
Oil and Natural Gas Properties
          The Company follows the full cost method of accounting for oil and natural gas properties, prescribed by the Securities and Exchange Commission (“SEC”). Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and natural gas properties, as well as other directly identifiable general and administrative costs associated with such activities.
          All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company reviews all of its unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.
          The Company reviews the carrying value of its oil and natural gas properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, plus the cost of properties not being amortized, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil and natural gas reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil and natural gas prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations. No impairment is reflected in the Company’s financial statements at March 31, 2008 and December 31, 2007.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
          Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between the capitalized costs and proved reserves of oil and natural gas, in which case the gain or loss is recognized in income.
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
Debt Issue Costs
          Included in other assets are costs associated with bank credit facilities. The remaining unamortized debt issue costs at March 31, 2008 and December 31, 2007 totaled $3.4 million and $3.5 million, respectively, and are being amortized over the life of the credit facilities.
Other Dispositions
          Upon disposition or retirement of property and equipment other than oil and natural gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.
Marketable Securities
          In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At March 31, 2008 and December 31, 2007, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.
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
Fair Value of Financial Instruments
          The Company’s financial instruments consist of cash, receivables, deposits, derivative contracts, accounts payable, accrued expenses and notes payable. The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The derivative contracts are not designated as hedges, and therefore, are recorded at fair value. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
Accounting for Derivative Instruments and Hedging Activities
          The Company uses derivative to hedge against changes in cash flows related to product price, as opposed to their use for trading purposes. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recorded on the balance sheet at fair value. None of our derivative instruments are designated as hedges. Accordingly, we record all derivative instruments in the consolidated balance sheet at fair value with changes in fair value recognized in earnings as they occur. Both realized and unrealized gains and losses associated with derivative financial instruments are currently recognized in other income (expense) as they occur.
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

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
Allocation of Costs
          The accompanying restated carve out financial statements of the Predecessor have been prepared in accordance with SAB Topic 1-B. These rules require allocations of costs for salaries and benefits, depreciation, rent, accounting, and legal services, and other general and administrative expenses. QRCP has allocated general and administrative expenses to the Predecessor based on time and other costs required to properly manage the assets. In management’s estimation, the allocation methodologies used are reasonable and result in an allocation of the cost of doing business borne by QRCP on behalf of the Predecessor; however, these allocations may not be indicative of the cost of future operations or the amount of future allocations.
          Historical financial statements of the Cherokee Basin Operations for the three months ended March 31, 2007 are presented. The historical financial statements were prepared as follows:
•	Revenues include all revenues earned by the Cherokee Basin Operations, before elimination of intercompany sales with QRCP and its subsidiaries. Pursuant to the midstream services agreement with an affiliate of the Company, Bluestem Pipeline, LLC (“Bluestem”), for 2007 the fee for gathering, dehydration and treating services was $0.50 per MMBtu of gas and $1.10 per MMBtu of gas for compression services, subject to annual adjustment. Please read Note 12 — Related Party Transactions.

•	Certain common expenses of QRCP’s operations and the Cherokee Basin Operations were treated as follows:
•	general and administrative expenses associated with the pipeline operations were eliminated;

•	costs associated with the salt water disposal system, which were previously reported in Bluestem operations prior to the formation of Quest Midstream in December 2006, were allocated to the Cherokee Basin Operations; and

•	third party costs incurred at the QRCP level that are clearly identifiable as Cherokee Basin Operations costs, such as insurance premiums related to the Cherokee Basin Operations and legal fees of outside counsel related to contracts entered into or claims made by or against the Cherokee Basin Operations and salaries and benefits of Cherokee Basin Operations executives paid by QRCP, were allocated to the Cherokee Basin Operations.
•	Non-producing acreage located outside of the Cherokee Basin and not transferred to the Company was eliminated from the balance sheet and related expenses were eliminated.

•	To the extent that the common expenses described above were charged to the Cherokee Basin Operations in the past, the reduction in expenses was retroactively reflected with the offsetting debit to partners’ equity.

•	Since the Company is not subject to entity level income taxes, no allocation of income taxes or deferred income taxes was reflected in the financial statements.

•	Derivative transactions remained with the Cherokee Basin Operations.

•	Management’s estimates of the expenses of the Cherokee Basin Operations on a stand-alone basis were not expected to be significantly different from those reflected in the statements.
Earnings per Unit
          During the three months ended March 31, 2007, the Cherokee Basin Operations were wholly-owned by QRCP. Accordingly, earnings per unit have not been presented for that period.
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
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
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
          For the three months ended March 31, 2008, the Company did not capitalize any of the value associated with the bonus unit grants. The value of the bonus unit grants included in general and administrative expenses for the three months ended March 31, 2008 was $17,000.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
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

     The aggregate scheduled maturities of notes payable and long-term debt for the period ending March 31, 2013 and thereafter were as follows as of March 31, 2008 (assuming no payments were made on the revolving credit facility prior to its maturity) (dollars in thousands):

2009	$14
2010	123,005
2011	6
2012	7
2013	4
Thereafter	—

$123,036

Credit Facility
          Quest Cherokee is a party to an Amended and Restated Credit Agreement dated as of November 15, 2007 with Royal Bank of Canada, as administrative agent and collateral agent (“RBC”), KeyBank National Association, as documentation agent, and the lenders party thereto. The Company is a guarantor of the credit agreement. See Note 4 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K) for a more detailed description of the material terms of the credit agreement. As of March 31, 2008, the borrowing base under the credit agreement was $160 million and the amount borrowed under the credit agreement was $123 million. The weighted average interest rate under the credit agreement for the three months ended March 31, 2008 was 6.88%. See Note 13 — Subsequent Events for a description of the amendments to the credit agreement that became effective April 15, 2008.
Other Long-Term Indebtedness
          As of March 31, 2008, $484,000 of notes payable to banks and finance companies were outstanding. These notes are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest rates ranging from 1.9% to 8.9% per annum.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
7. Financial Instruments and Hedging Activities
Oil and Natural Gas Hedging Activities
          The Company seeks to reduce its exposure to unfavorable changes in oil and natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. As of March 31, 2008, fixed-price contracts are in place to hedge 42.9 MMBtu Bcf of estimated future natural gas production. Of this total volume, 13.7 MMBtu are hedged for 2008 and 29.2 MMBtu thereafter. As of March 31, 2008, fixed-price contracts are in place to hedge 93,000 Bbls of estimated future oil production. Of this total volume, 27,000 Bbls are hedged for 2008 and 66,000 Bbls thereafter.
          For energy swap contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally a regional spot market index or in some cases, New York Mercantile Exchange (“NYMEX”) future prices), to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Oil and natural gas collars contain a fixed floor price (put) and ceiling price (call) (generally a regional spot market index or in some cases, NYMEX future prices). If the market price of oil or natural gas exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of oil or natural gas is between the call and the put strike price, then no payments are due from either party.
          The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of March 31, 2008.

	Nine Months
	Ending
	December 31,		Years Ending December 31,
	2008	2009	2010	2011	2012	Total
		(dollars in thousands, except per MMBtu and Bbl data)
Natural Gas Swaps:
Contract volumes (MMBtu)	8,458,725	14,629,200	12,499,060	—	2,000,004	37,586,989
Weighted average fixed price per MMBtu (1)	$6.98	$7.78	$7.42	$—	$8.11	$7.50
Fair value, net	$(12,429)	$(11,212)	$(9,283)	$—	$44	$(32,880)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	5,280,275	—	—	—	—	5,280,275
Ceiling	5,280,275	—	—	—	—	5,280,275
Weighted average fixed price per MMBtu (1)
Floor	$6.54	$—	$—	$—	$—	$6.54
Ceiling	$7.53	$—	$—	$—	$—	$7.53
Fair value, net	$(12,602)	$—	$—	$—	$—	$(12,602)
Total Natural Gas Contracts(2):
Contract volumes (MMBtu)	13,739,000	14,629,200	12,499,060	—	2,000,004	42,867,264
Weighted average fixed price per MMBtu (1)	$6.81	$7.78	$7.42	$—	$8.11	$7.38
Fair value, net	$(25,031)	$(11,212)	$(9,283)	$—	$44	$(45,482)
Oil Swaps:
Contract volumes (Bbl)	27,000	36,000	30,000	—	—	93,000
Weighted average fixed price per Bbl (1)	$95.92	$90.07	$87.50	—	$—	$90.94
Fair value, net	$(97)	$(205)	$(188)	$—	$—	$(490)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Does not include basis swaps with notional volumes by year, as follows: 2008: 4,716,000 MMBtu.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
Interest Rate Hedging Activities
          At March 31, 2008, the Company had no outstanding interest rate cap or swap agreements.
Loss from Derivative Financial Instruments
          Change in derivative fair value in the statements of operations for the three months ended March 31, 2008 and 2007 is comprised of the following:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)
Unrealized losses	$(43,028)	$(14,541)
Realized (losses) gains	(1,211)	994

Loss from derivative financial instruments	$(44,239)	$(13,547)

          Fair Value — The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
At March 31, 2008	1	2	3	Collateral*	Value
Derivative financial instruments — assets	$—	$5	$2,244	$668	$2,917
Derivative financial instruments — liabilities	$—	$(19,579)	$(28,642)	$(668)	$(48,889)

Total	$—	$(19,574)	$(26,398)	$—	$(45,972)

*	Amounts represent the effect of legally enforceable master netting agreements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.
          Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions, excluding those derivatives designated as “Normal purchases, Normal sales”. We classify all of these derivative instruments as “Derivative financial instrument assets” or “Derivative financial instrument liabilities” in our consolidated balance sheets.
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
          The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Balance at beginning of year	$3,444
Realized and unrealized gains included in earnings	(29,470)
Purchases, sales, issuances, and settlements	(372)
Transfers into and out of Level 3	—

Balance as of March 31, 2008	$(26,398)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
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
          Cancellation or termination of a fixed-price contract would subject a greater portion of the Company’s oil or natural gas production to market prices, which, in a low price environment, could have an adverse effect on its future operating results. In addition, the associated carrying value of the derivative contract would be removed from the balance sheet.
Market Risk
          The differential between the floating price paid under each energy swap or collar contract and the price received at the wellhead for the Company’s production is termed “basis” and is the result of differences in location, quality, contract terms, timing and other variables. For instance, some of the Company’s fixed price contracts are tied to commodity prices on the NYMEX, that is, the Company receives the fixed price amount stated in the contract and pays to its counterparty the current market price for gas as listed on the NYMEX. However, due to the geographic location of the Company’s natural gas assets and the cost of transporting the natural gas to another market, the amount that the Company receives when it actually sells its natural gas is generally based on the Southern Star Central TX/KS/OK (“Southern Star”) first of month index, with a small portion being sold based on the daily price on the Southern Star index. The difference between natural gas prices on the NYMEX and the price actually received by the Company is referred to as a basis differential. Typically, the price for natural gas on the Southern Star first of the month index is less than the price on the NYMEX due to the more limited demand for natural gas on the Southern Star first of the month index. The crude oil production for which we have entered into swap agreements is sold at a contract price based on the average daily settling price of NYMEX less $1.10/Bbl, which eliminates our exposure to changing differentials on this production. This contract runs through March 2009 with automatic extensions thereafter unless terminated by either party.
          The effective price realizations that result from the fixed-price contracts are affected by movements in this basis differential. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Company’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Company receiving a net price for its oil and natural gas that is significantly below the price stated in the fixed price contract.
          Changes in future gains and losses to be realized in oil and natural gas sales upon cash settlements of fixed-price contracts as a result of changes in market prices for oil and natural gas are expected to be offset by changes in the price received for hedged oil and natural gas production.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
8. Asset Retirement Obligations
          The Company has adopted SFAS 143, Accounting for Asset Retirement Obligations. The following table provides a roll forward of the asset retirement obligations for the three months ended March 31, 2008 and 2007:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2008	2007
	($ in thousand)
Asset retirement obligation beginning balance	$1,700	$1,410
Liabilities incurred	28	42
Liabilities settled	(8)	(1)
Accretion expense	46	26
Revisions in estimated cash flows	290	—

Asset retirement obligation ending balance	$2,056	$1,477

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
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
          The following sets forth the net loss allocation using this method:

	Successor
	Three Months Ended
	March 31, 2008
	Per Limited
	$ Partner Unit
Net loss	$(40,765)
Less: General partner’s 2% interest in net loss	815

Net loss available for limited partners	$(39,950)	$(1.89)

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
          Quest Cherokee has been named as a defendant in several lawsuits in which the plaintiff claims that an oil and gas lease owned and operated by Quest Cherokee has either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits were originally filed in the district courts of Labette, Montgomery, and Wilson Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. The plaintiffs in those cases are generally seeking statutory damages of $100 per lease, attorneys’ fees, and a judicial declaration that Quest Cherokee’s leases have terminated. As of May 7, 2008, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,481 acres. Quest Cherokee intends to vigorously defend against those claims.
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
          The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Although no assurance can be given, management believes, based on its experiences to date, that the ultimate resolution of such items will not have a material adverse impact on the Company’s business, financial position or results of operations. Like other

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
oil and natural gas producers and marketers, the Company’s operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.
12. Related Party Transactions
          The Company employs its own field employees and first level supervisor. The management level and general and administrative employees supporting the operations of the Company are employees of Quest Energy Service (“Quest Energy Service”), a Company affiliate. In addition to employee payroll-related expenses, QRCP incurred general and administrative expenses related to leasing of office space and other corporate overhead type expenses during the period covered by these financial statements. A portion of the consolidated general and administrative and indirect lease operating overhead expenses of QRCP, determined based on time and other costs required to properly manage the assets, has been allocated to the Company and included in the accompanying statements of operations for each of the periods presented.
          Midstream Services Agreement. QRCP controls Quest Midstream through its 85% ownership of Quest Midstream’s general partner and its ownership of approximately 35% of Quest Midstream’s limited partner interests. Quest Midstream owns and operates an over 1,800 mile gas gathering pipeline system in the Cherokee Basin. Effective November 15, 2007, QRCP assigned all of its rights in that certain Midstream Services and Gas Dedication Agreement (“Midstream Services Agreement”) to the Company. Under the Midstream Services Agreement, Quest Midstream gathers and provides certain midstream services to the Company for all gas produced from the Company’s wells in the Cherokee Basin that are connected to Quest Midstream’s gathering system. The initial term of the Midstream Services Agreement expires on December 1, 2016, with two additional five-year renewal periods that may be exercised by either party upon 180 days’ notice. Under the Midstream Services Agreement, the Company pays Quest Midstream $0.51 per MMBtu of gas for gathering, dehydration and treating services and $1.13 per MMBtu of gas for compression services, subject to annual adjustment based on changes in gas prices and the producer price index. Such fees are subject to renegotiation upon the exercise of each five-year extension period. In addition, at any time after each five year anniversary of the date of the midstream services agreement, each party will have a one-time option to elect to renegotiate the fees and/or the basis for the annual adjustment to the fees if the party believes there has been a material change to the economic returns or financial condition of either party. If the parties are unable to agree on the changes, if any, to be made to such terms, then the parties will enter into binding arbitration to resolve any dispute with respect to such terms.
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
          Management Services Agreement. The Company and Quest Energy Service are parties to a management services agreement, dated November 15, 2007, pursuant to which Quest Energy Service provides the Company with legal, information technology, accounting, finance, insurance, tax, property management, engineering, administrative, risk management, corporate development, commercial and marketing, treasury, human resources, audit, investor relations and acquisition services in respect of opportunities for the Company to acquire long-lived, stable and proved oil and gas reserves.
          The Company reimburses Quest Energy Service for the reasonable costs of the services it provides to the Company. The employees of Quest Energy Service also manage the operations of QRCP and Quest Midstream and will be reimbursed by QRCP and

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
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
          The management services agreement is not terminable by the Company without cause so long as QRCP controls the General Partner. Thereafter, the agreement is terminable by either the Company or Quest Energy Service upon six months’ notice. The management services agreement is terminable by the Company or QRCP upon a material breach of the agreement by the other party and failure to remedy such breach for 60 days (or 30 days in the event of nonpayment) after receiving notice of the breach.
          Quest Energy Service will not be liable to the Company for its performance of, or failure to perform, services under the management services agreement unless its acts or omissions constitute gross negligence or willful misconduct.
          Omnibus Agreement. The Company and QRCP are parties to an omnibus agreement, dated November 15, 2007, which governs the Company’s relationship with QRCP and its subsidiaries with respect to certain matters not governed by the management services agreement.
          Under the omnibus agreement, QRCP and its subsidiaries agreed to give the Company a right to purchase any natural gas or oil wells or other natural gas or oil rights and related equipment and facilities that they acquire within the Cherokee Basin, but not including any midstream or downstream assets. Except as provided above, QRCP is not restricted, under either the Company’s partnership agreement or the omnibus agreement, from competing with the Company and may acquire, construct or dispose of additional gas and oil properties or other assets in the future without any obligation to offer the Company the opportunity to acquire those assets.
          Under the omnibus agreement, QRCP will indemnify the Company for three years after November 15, 2007 against certain potential environmental claims, losses and expenses associated with the operation of the assets occurring before the closing date of the offering. Additionally, QRCP will indemnify the Company for losses attributable to title defects (for three years after November 15, 2007), retained assets and income taxes attributable to pre-closing operations (for the applicable statute of limitations). QRCP’s maximum liability for the environmental indemnification obligations will not exceed $5.0 million and QRCP will not have any indemnification obligation for environmental claims or title defects until the Company’s aggregate losses exceed $500,000. QRCP will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after November 15, 2007. The Company has agreed to indemnify QRCP against environmental liabilities related to the Company’s assets to the extent QRCP is not required to indemnify the Company. The Company also will indemnify QRCP for all losses attributable to post-November 15, 2007 operations of the assets contributed to the Company, to the extent not subject to QRCP’s indemnification obligations.
          Any or all of the provisions of the omnibus agreement, other than the indemnification provisions described above, are terminable by QRCP at its option if the General Partner is removed without cause and units held by the General Partner and its affiliates are not voted in favor of that removal. The omnibus agreement will also terminate in the event of a change of control of the Company or the General Partner.
          Midstream Omnibus Agreement. The Company is subject to a midstream omnibus agreement dated as of December 22, 2006, among Quest Midstream, Quest Midstream’s general partner, Quest Midstream’s operating subsidiary and QRCP so long as the Company is an affiliate of QRCP and QRCP or any of its affiliates controls Quest Midstream.
          The midstream omnibus agreement restricts the Company from engaging in the following businesses (each of which is referred to as a “Restricted Business”):
•	the gathering, treating, processing and transporting of gas in North America;

•	the transporting and fractionating of gas liquids in North America;

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
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
          Contribution, Conveyance and Assumption Agreement. On November 15, 2007, the Company and QRCP entered into a contribution, conveyance and assumption agreement to effect, among other things, the transfer of QRCP’s Cherokee Basin Operations to the Company, the issuance of 3,201,521 common units and 8,857,981 subordinated units to QRCP and the issuance to the General Partner of 431,827 general partner units and the incentive distribution rights. The Company agreed to indemnify QRCP for liabilities arising out of or related to existing litigation relating to the assets, liabilities and operations located in the Cherokee Basin transferred to the Company.
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

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
14.  Restatement
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
     The Form 10-Q/A for the quarter ended March 31, 2008, to which these consolidated financial statements form a part, includes our restated consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and our Predecessor’s restated carve out financials for the three months ended March 31, 2007. The financial statements as of December 31, 2007 were restated in the 2008
Form 10-K.
     Although the items listed below comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. We have recorded restatement adjustments to properly reflect the amounts as of and for the periods affected. The tables below present previously reported partners’ equity, major restatement adjustments and restated partners’ equity as well as previously reported net loss, major restatement adjustments and restated net loss as of and for the periods indicated (in thousands):

March 31, 2008
Partners’ equity as previously reported	$184,584
A — Effect of the Transfers	(9,500)
B — Reversal of hedge accounting	(2,725)
C — Accounting for formation of Quest Cherokee	(15,102)
D — Capitalization of costs in full cost pool	(27,595)
E — Recognition of costs in proper periods	(957)
F — Depreciation, depletion and amortization	11,429
G — Impairment of oil and gas properties	30,719
H — Other errors	3,823

Partners’ equity as restated	$174,676

	Three Months Ended March 31,
	2008	2007
Net loss as previously reported	$(17,346)	$(3,650)
A — Effect of the Transfers	—	(500)
B — Reversal of hedge accounting	(19,196)	(14,079)
C — Accounting for formation of Quest Cherokee	(3,659)	(2,419)
D — Capitalization of costs in full cost pool	583	(244)
E — Recognition of costs in proper periods	(431)	(345)
F — Depreciation, depletion and amortization	(491)	(480)
G — Impairment of oil and gas properties	—	—
H — Other errors	(225)	(1,046)

Net loss as restated	$(40,765)	$(22,763)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The most significant errors (by dollar amount) consist of the following:
     (A) The Transfers, which were not approved expenditures, were not properly accounted for as losses. As a result of these losses not being recorded, cash and partners’ equity were overstated as of March 31, 2008, and loss from misappropriation of funds was understated and net income was overstated for the three months ended March 31, 2007.
     (B) Hedge accounting was inappropriately applied for our commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed. The fair value of the commodity derivative instruments previously reported were over stated by $0.8 million as of March 31, 2008. In addition, we incorrectly presented realized gains and losses related to commodity derivative instruments within oil and gas sales. As a result of these errors, current and long-term derivative financial instrument assets, current and long-term derivative financial instrument liabilities, accumulated other comprehensive income and partners’ equity were over/(under)stated as of March 31, 2008, and oil and gas sales and gain (loss) from derivative financial instruments were over/(under)stated for the three months ended March 31, 2008 and 2007.
     (C) Errors were identified in the accounting for the formation of Quest Cherokee in December 2003 in which: (i) no value was ascribed to the subsidiary Class A units that were issued to ArcLight Energy Partners Fund I, L.P. in connection with the transaction, (ii) a debt discount (and related accretion) was not recorded, (iii) transaction costs were inappropriately capitalized to oil and gas properties, and (iv) subsequent to December 2003, interest expense was improperly stated as a result of these errors. In 2005, the debt relating to this transaction was repaid and the Class A units were repurchased. Due to the errors that existed in the previous accounting, additional errors resulted in 2005 including: (i) a loss on extinguishment of debt was not recorded, and (ii) oil and gas properties, pipeline assets were overstated. Subsequent to the 2005 transaction, depreciation, depletion and amortization expense was also overstated due to these errors.
     (D) Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses. As a result of these errors, oil and gas properties being amortized and partners’ equity were over/(under)stated as of March 31, 2008, and oil and gas production expenses and general and administrative expenses were over/(under)stated for the three months ended March 31, 2008 and 2007.
     (E) Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts. As a result of these errors, accounts receivable, other current assets, property and equipment, pipeline assets, properties being and not being amortized and partners’ equity were over/(under)stated as of March 31, 2008, and oil and gas production expenses, pipeline operating expenses and general and administrative expenses were over/(under)stated for the three months ended March 31, 2008 and 2007.
     (F) As a result of previously discussed errors and an additional error related to the method used in calculating depreciation, depletion and amortization, errors existed in our depreciation, depletion and amortization expense and our accumulated depreciation, depletion and amortization. As a result of these errors, accumulated depreciation, depletion and amortization were over/(under)stated as of March 31, 2008, and depreciation, depletion and amortization expense was over/(under)stated for the three months ended March 31, 2008 and 2007.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     (G) As a result of previously discussed errors relating to oil and gas properties and hedge accounting and errors relating to the treatment of deferred taxes, errors existed in our ceiling test calculations. As a result of these errors, we incorrectly recorded a $30.7 million impairment to our oil and gas properties during the year ended December 31, 2006.
     (H) We identified other errors during the restatement process where the impact on net income was not deemed significant enough to warrant separate disclosure of individual errors.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands, except unit and per unit data):

	Three Months Ended March 31, 2008
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Revenue:
Oil and gas sales	$37,353	$961	$38,314
Other revenue (expense)	50	(50)	—

Total revenues	37,403	911	38,314
Costs and expenses:
Oil and gas production	8,182	2,204	10,386
Transportation expense	8,663	—	8,663
General and administrative	2,458	640	3,098
Depreciation, depletion and amortization	9,511	1,189	10,700

Total costs and expenses	28,814	4,033	32,847
Operating income (loss)	8,589	(3,122)	5,467
Other income (expense):
Loss from derivative financial instruments	(23,831)	(20,408)	(44,239)
Miscellaneous other income	19	50	69
Interest expense	(2,140)	61	(2,079)
Interest income	17	—	17

Total other income (expense)	(25,935)	(20,297)	(46,232)

Net loss	$(17,346)	$(23,419)	$(40,765)

General partner’s interest in net loss	$(347)	$(468)	$(815)

Limited partners’ interest in net loss	$(16,999)	$(22,951)	$(39,950)

Net loss per limited partner units – basic and diluted	$(0.80)	$(1.09)	$(1.89)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,301,521	—	12,301,521

Subordinated units (basic and diluted)	8,857,981	—	8,857,981

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Three Months Ended March 31, 2008
	As
	Previously	Restatement
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(17,346)	$(23,419)	$(40,765)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation, depletion and amortization	10,191	509	10,700
Change in derivative fair value	23,831	19,197	43,028
Unit awards granted to employees	—	12	12
Capital contributions for director fees	203	(203)	—
Capital contributions for employees	868	(868)	—
Amortization of loan origination fees	177	(57)	120
Bad debt expense	—	26	26
(Gain) loss on sale of assets	(47)	47	—
Change in assets and liabilities:
Accounts receivable	30	(27)	3
Other receivables	(24)	24	—
Other current assets	233	390	623
Other assets	(1,842)	1,829	(13)
Due from affiliates	(21,093)	14,586	(6,507)
Accounts payable	(1,989)	2,174	185
Revenue payable	—	251	251
Accrued expenses	34	2,558	2,592
Other long-term liabilities	—	354	354

Net cash (used in) provided by operating activities	(6,774)	17,383	10,609

Cash flows from investing activities:
Oil & gas property acquisition	(9,500)	9,500	—
Equipment, development and leasehold costs	(19,261)	(15,253)	(34,514)
Net additions to other property and equipment	(627)	627	—

Net cash used in investing activities	(29,388)	(5,126)	(34,514)

Cash flows from financing activities:
Proceeds from revolver note	29,000	—	29,000
Repayments of note borrowings	(223)	(1)	(224)
Capital contributions (distributions)	(1,859)	2,234	375
Distributions to unitholders	—	(4,411)	(4,411)
Syndication costs	(201)	(64)	(265)
Refinancing costs	(71)	71	—
Change in other long-term liabilities	86	(86)	—

Net cash provided by financing activities	26,732	(2,257)	24,475

Net (decrease) increase in cash	(9,430)	10,000	570
Cash and cash equivalents, beginning of period	10,170	(10,001)	169

Cash and cash equivalents, end of period	$740	$(1)	$739

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The following table outlines the effects of the restatement adjustments on our Consolidated Balance Sheet for the period indicated (in thousands):

	Three Months Ended March 31, 2008
	As
	Previously	Restatement
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$740	$(1)	$739
Restricted cash	1,205	—	1,205
Accounts receivable, trade	294	(237)	57
Due from affiliates	29,726	(6,831)	22,895
Other current assets	2,688	(220)	2,468
Inventory	6,797	—	6,797
Current derivative financial instrument assets	223	2,009	2,232

Total current assets	41,673	(5,280)	36,393
Property and equipment, net	17,057	266	17,323
Oil and gas properties under full cost method of accounting, net	318,183	(3,579)	314,604
Other assets, net	3,420	—	3,420
Long-term derivative financial instrument assets	599	86	685

Total assets	$380,932	$(8,507)	$372,425

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$13,012	$4,569	$17,581
Accrued expenses	12,084	(8,817)	3,267
Due to affiliates	—	2,472	2,472
Current portion of notes payable	448	—	448
Current derivative financial instrument liabilities	28,745	3,638	32,383

Total current liabilities	54,289	1,862	56,151
Non-current liabilities:
Long-term derivative financial instrument liabilities	17,203	(697)	16,506
Asset retirement obligation	1,820	236	2,056
Notes payable	123,036	—	123,036

Total liabilities	196,348	1,401	197,749

Commitments and contingencies
Partners’ equity:
Partner’s equity	201,833	(201,833)	—
Accumulated other comprehensive income (loss)	(17,249)	17,249	—
Common unitholders	—	136,707	136,707

Subordinated unitholder — affiliate	—	36,217	36,217

General partner — affiliate	—	1,752	1,752

Total partners’ equity	184,584	(9,908)	174,676

Total liabilities and partners’ equity	$380,932	$(8,507)	$372,425

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Operations for the period indicated (in thousands, except share and per share data):

	Three Months Ended March 31, 2007
	As
	Previously	Restatement
	Reported	Adjustments	As Restated
Revenue:
Oil and gas sales	$25,549	$(575)	$24,974
Other revenue (expense)	(13)	13	—

Total revenues	25,536	(562)	24,974
Costs and expenses:
Oil and gas production	7,227	1,821	9,048
Transportation expense	6,361	—	6,361
General and administrative	1,753	621	2,374
Depreciation, depletion and amortization	6,694	1,068	7,762
Misappropriation of funds	—	500	500

Total costs and expenses	22,035	4,010	26,045
Operating income (loss)	3,501	(4,572)	(1,071)
Other income (expense):
Loss from derivative financial instruments	(464)	(13,083)	(13,547)
Miscellaneous other income	107	(13)	94
Interest expense	(6,971)	(1,445)	(8,416)
Interest income	177	—	177

Total other income (expense)	(7,151)	(14,541)	(21,692)

Net loss	$(3,650)	$(19,113)	$(22,763)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Three Months Ended March 31, 2007
	As
	Previously	Restatement
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(3,650)	$(19,113)	$(22,763)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation, depletion and amortization	7,332	430	7,762
Change in derivative fair value	464	14,077	14,541
Unit awards granted to employees	—	447	447
Capital contributions for employees	120	(120)	—
Amortization of loan origination fees	479	(7)	472
Amortization of gas swap fees	62	(62)	—
Bad debt expense	—	22	22
(Gain) loss on sale of assets	(65)	65	—
Change in assets and liabilities:
Accounts receivable	(2,059)	371	(1,688)
Other receivables	(1,044)	(371)	(1,415)
Other current assets	(806)	(22)	(828)
Other assets	(604)	2,349	1,745
Due from affiliates	—	345	345
Accounts payable	1,028	9,707	10,735
Revenue payable	1,900	(421)	1,479
Accrued expenses	(429)	1,522	1,093
Other long-term liabilities	—	41	41

Net cash provided by operating activities	2,728	9,260	11,988

Cash flows from investing activities:
Equipment, development and leasehold costs	(20,864)	(743)	(21,607)
Net additions to other property and equipment	(2,458)	2,458	—
Proceeds from sale of property and equipment	922	(922)	—

Net cash used in investing activities	(22,400)	793	(21,607)

Cash flows from financing activities:
Repayments of note borrowings	(221)	—	(221)
Capital contributions (distributions)	23,077	(24,884)	(1,807)
Refinancing costs	—	(1,687)	(1,687)
Change in other long-term liabilities	40	(40)	—

Net cash provided by (used in) financing activities	22,896	(26,611)	(3,715)

Net increase (decrease) in cash	3,224	(16,558)	(13,334)
Cash and cash equivalents, beginning of period	21,334	(8,000)	13,334

Cash and cash equivalents, end of period	$24,558	$(24,558)	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business of Issuer
     We are a Delaware limited partnership formed in July 2007 by QRCP to acquire, exploit and develop oil and natural gas properties. Our primary business objective is to generate stable cash flows allowing us to make quarterly cash distributions to our unitholders at our initial distribution rate and, over time, to increase our quarterly cash distributions. Our operations are currently focused on the development of coal bed methane in the Cherokee Basin.
Restatement
     As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and in Note 14 — Restatement to our consolidated financial statements, we are restating the consolidated financial statements included in this Quarterly Report on Form 10-Q/A as of March 31, 2008 and for the three months ended March 31, 2008 and our Predecessor’s restated carve out financials for the three months ended March 31, 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three month periods ended March 31, 2008 and 2007 reflects the restatements.
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
Results of Operations
     The following discussion of the results of operations and period-to-period comparisons presented below includes the historical results of the Predecessor. This discussion should be read in conjunction with the financial statements included in this report, and should further be read in conjunction with the audited financial statements and notes thereto of the Predecessor included in our 2008 Form 10-K. Comparisons made between reporting periods herein are for the three month periods ended March 31, 2008 as compared to the same period in 2007. As discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Significantly Affect Comparability of Our Results” in our 2008 Form 10-K, the Predecessor’s historical results of operations and period-to-period comparisons of its results may not be indicative of our future results.
     Overview. The following discussion of results of operations will compare balances for the three months ended March 31, 2008 and 2007.

	Successor	Predecessor
	Three Months
	Ended
	March 31,		Increase/
	2008	2007	(Decrease)
		($ in thousands)
Oil and gas sales	$38,314	$24,974	$13,340	53.4%
Oil and gas production costs	$10,386	$9,048	$1,338	14.8%
Transportation expense (related affiliate)	$8,663	$6,361	$2,302	36.2%
Depreciation, depletion and amortization	$10,700	$7,762	$2,938	37.9%
General and administrative expenses	$3,098	$2,374	$724	30.5%
Loss from derivative financial instruments	$44,239	$13,547	$30,692	226.6%
Interest expense, net	$2,062	$8,239	$(6,177)	(75.0)%

     Production. The following table presents the primary components of revenues, as well as the average costs per Mcfe, for the three months ended March 31, 2008 and 2007.

	Successor	Predecessor
	Three months ended
	March 31,		Increase
	2008	2007	(Decrease)
Production Data (net):
Natural gas production (MMcf)	4,966	3,724	1,242	33.4%
Oil production (BBbl)	11	2	9	450.0%
Total production (MMcfe)	5,032	3,736	1,296	34.7%
Average daily production (MMcfe/d)	55.3	41.5	13.8	33.3%
Average Sales Price per Unit:
Natural gas equivalents (Mcfe)	$7.61	$6.68	$0.93	13.9%
Natural gas (Mcf)	$7.49	$6.68	$0.81	12.1%
Oil (Bbl)	$98.12	$50.35	$47.77	94.9%
Average Unit Costs per Mcfe:
Production costs	$2.06	$2.42	$(0.36)	(14.9)%
Transportation expense (related affiliate)	$1.72	$1.70	$0.02	1.2%
Depreciation, depletion and amortization	$2.13	$2.08	$0.05	2.4%
General and administrative expenses	$0.62	$0.64	$(0.02)	(3.1)%
Interest expense, net	$0.41	$2.21	$(1.80)	(81.4)%
     Oil and Gas Sales. The $13.3 million (53.4%) increase in oil and gas sales from $25.0 million for the quarter ended March 31, 2007 to $38.3 million for the quarter ended March 31, 2008 was primarily attributable to the increase in production volumes and sales prices reflected in the table above. The increase in production volumes was achieved by the addition of more producing wells, which was partially offset by the natural decline in production from some of our older gas wells. The additional wells contributed to the production of 4,966,000 Mcf of net gas for the quarter ended March 31, 2008, as compared to 3,724,000 Mcf of net gas produced in the same quarter last year. Our product prices on an equivalent basis (Mcfe) increased from an average of $6.68 per Mcfe for the quarter ended March 31, 2007 to an average of $7.61 per Mcfe for the quarter ended March 31, 2008.
     Operating Expenses. Operating expenses, which consist of oil and gas production costs and transportation expense, totaling $19.0 million for the three months ended March 31, 2008, were comprised of lease operating costs of $7.8 million, production taxes of $1.7 million, ad valorem taxes of $0.8 million, and transportation expenses of $8.7 million. The operating expenses for the three months ended March 31, 2008 compared to $15.4 million for the three months ended March 31, 2007, comprised of lease operating costs of $7.0 million, production taxes of $1.1 million, ad valorem taxes of $0.9 million, and transportation expenses of $6.4 million, increased a total of $3.6 million, or 23.6%.
     During the three months ended March 31, 2008, management implemented cost controls which have kept lease operating costs relatively flat, while connecting approximately 600 new wells since the same quarter of 2007. inclusive of gross production and ad valorem taxes, were $2.42 per Mcfe for the three months ended March 31, 2007 as compared to $2.06 per Mcfe for the three months ended March 31, 2008, representing a 14.9% decrease.
     Transportation expense increased $2.3 million from $6.4 million for the three months ended March 31, 2007 compared to $8.7 million for the three months ended March 31, 2008, resulting in $1.72 per Mcfe for the three months ended March 31, 2008. This increase primarily resulted from the annual increase in the fees charged under the midstream services agreement with Quest Midstream and increased production.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our gas and oil properties. Our depletion of oil and gas properties as a percentage of oil and gas revenues was 26.0% in the three months ended March 31, 2008 compared to 27.0% in 2007. Depreciation, depletion and amortization expense was $2.13 per Mcfe in the three months ended March 31, 2008 compared to $2.08 per Mcfe in the three months ended March 31, 2007. Increases in our depletable basis and production volumes caused depletion expense to increase $2.9 million to $10.7 million in the three months ended March 31, 2008 compared to $7.8 million in the three months ended March 31, 2007.

     General and Administrative Expenses. General and administrative expenses increased from $2.4 million for the quarter ended March 31, 2007 to $3.1 million for the quarter ended March 31, 2008. This increase is due to an increase in board fees, professional fees, Nasdaq listing fees, travel expenses for presentations to increase our visibility with investors, larger corporate offices, and increased staffing to support the higher levels of development and operational activity.
     Loss from Derivative Financial Instruments. Loss from derivative financial instruments increased $30.7 million to $44.2 million during the three months ended March 31, 2008, from $13.5 million during the three months ended March 31, 2007. Due to the increase in average oil and natural gas prices during 2008, we recorded a $43.0 million unrealized loss and a $1.2 million realized loss on our derivative contracts for the three months ended March 31, 2008 compared to a $14.5 million unrealized loss and $1.0 million realized gain for the three months ended March 31, 2007. Gains and losses are all attributable to changes in natural gas prices and volumes hedged from one period end to another.
     Interest Expense, Net. Interest expense, net decreased to approximately $2.1 million for the quarter ended March 31, 2008 from $8.2 million for the quarter ended March 31, 2007, due to the refinancing of our credit facilities in 2007 in connection with our initial public offering and lower outstanding borrowings.
Net Loss
     We recorded a net loss of $40.8 million for the quarter ended March 31, 2008 as compared to a net loss of $22.8 million for the quarter ended March 31, 2007. The increase in net loss was, primarily, due to the loss from derivative financial instruments of $44.2 million for the three months ended March 31, 2008.
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
     At March 31, 2008, we had current assets of $36.4 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $2.2 million and $32.4 million, respectively) was $10.4 million at March 31, 2008, compared to working capital (excluding the short-term derivative asset and liability of $8.0 million and $8.1 million, respectively) of $3.4 million at December 31, 2007. The changes in working capital were primarily due to an increase in accounts receivable.
     Because of the seasonal nature of oil and gas production, we may make short-term working capital borrowings in order to level out our distributions during the year. In addition, a substantial portion of our production is hedged. We are generally required to settle a portion of our commodity hedges on each of the 5th and 25th day of each month. As is typical in the oil and gas business, we generally do not receive the proceeds from the sale of the hedged production until around the 25th day of the following month. As a result, when oil and gas prices increase and are above the prices fixed in our derivative contracts, we will be required to pay the hedge counterparty the difference between the fixed price in the hedge and the market price before we receive the proceeds from the sale of the hedged production. If this were to occur, we may make working capital borrowings to fund our distributions. Because we will distribute our available cash, we will not have those amounts available to reinvest in our business to increase our reserves and production. Because we will distribute a substantial amount of our cash flows (after making principal and interest payments on our indebtedness) rather than reinvest those cash flows in our business, we may not grow as quickly as other companies or at all.
Capital Expenditures
     During the three months ended March 31, 2008, we spent a total of approximately $34.5 million on capital expenditures.
     During 2008, our capital expenditures will consist of the following:
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
     We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness will be limited by covenants in our credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves and maintain our pipeline volumes. Please read Note 4 — Long-Term Debt to our financial statements included in our 2008 Form 10-K for a description of the financial covenants contained in our revolving credit facility. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves.
Cash Flows
     Cash Flows from Operating Activities. Net cash provided by operating activities totaled $10.6 million for the three months ended March 31, 2008 as compared to $12.0 million in net cash provided by operating activities for the three months ended March 31, 2007. This decrease resulted from changes in current assets and liabilities.
     Cash Flows Used in Investing Activities. Net cash used in investing activities totaled $34.5 million for the three months ended March 31, 2008 as compared to $21.6 million for the three months ended March 31, 2007. All cash used in investing activities was for capital expenditures.
     Cash Flows from Financing Activities. Net cash provided by financing activities totaled $24.5 million for the three months ended March 31, 2008 as compared to cash used in financing activities of $3.7 million for the three months ended March 31, 2007.

The net cash provided from financing activities during the three months ended March 31, 2008 was due primarily to $29 million of borrowings under the Quest Cherokee credit facility.
Contractual Obligations
     Future payments due on our contractual obligations as of March 31, 2008 are as follows:

	Payments Due By Period
		Less			More
		Than 1	1-3	4-5	Than 5
	Total	Year	Years	Years	Years
	($ in thousands)

Revolving credit facility (2)	$123,000	$—	$123,000	$—	$—
Notes payable	484	448	19	13	4
Interest expense obligation (1)(2)	22,254	8,613	13,638	3	—
Drilling contractor	2,548	2,548	—	—	—
Lease obligation	534	111	205	187	31

Total	$148,820	$11,720	$136,862	$203	$35

(1)	The interest expense obligation was computed using the LIBOR interest rate as of March 31, 2008. If the interest rate were to change 1%, then the total interest payment obligation would change by $3.1 million. Effective April 15, 2008, the interest rate on our revolving credit facility was increased by 1%. This change has been reflected in the table above. See Note 13 to the consolidated financial statements included in this report.

(2)	Effective April 15, 2008, the maturity date for the revolving credit facility was changed from November 15, 2012 to November 15, 2010. This change has been reflected in the table above. See Note 13 to the consolidated financial statements included in this report.
Critical Accounting Policies and Estimates
     The consolidated/carve out financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of the significant accounting policies is contained in Note 3 to our consolidated/carve out financial statements. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2008 Form 10-K.
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
•	projections and estimates concerning the timing and success of specific projects;

•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures;

•	drilling of wells;

•	acquisition and development of oil and natural gas properties;

•	timing and amount of future production of oil and natural gas;

•	operating costs and other expenses;

•	estimated future net revenues from oil and natural gas reserves and the present value thereof;

•	cash flow and anticipated liquidity; and

•	other plans and objectives for future operations.
     When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this report speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	our ability to implement our business strategy;

•	the extent of our success in discovering, developing and producing reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	fluctuations in the commodity prices for crude oil and natural gas;

•	engineering and mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

•	land issues;

•	the effects of government regulation and permitting and other legal requirements;

•	labor problems;

•	environmental related problems;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves;

•	production variances from expectations;

•	the substantial capital expenditures required for the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets;

•	disruptions, capacity constraints in or other limitations on Quest Midstream’s pipeline systems;

•	costs associated with perfecting title for oil and natural gas rights in some of our properties;

•	the need to develop and replace reserves;

•	competition;

•	dependence upon key personnel;

•	the lack of liquidity of our equity securities;

•	operating hazards attendant to the oil and natural gas business;

•	down-hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	potential mechanical failure or under-performance of significant wells;

•	climatic conditions;

•	natural disasters;

•	acts of terrorism;

•	availability and cost of material and equipment;

•	delays in anticipated start-up dates;

•	our ability to find and retain skilled personnel;

•	availability of capital;

•	the strength and financial resources of our competitors; and

•	general economic conditions.
     When you consider these forward-looking statements, you should keep in mind these risk factors and the other factors discussed under Item 1A. “Risk Factors” in our 2008 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our most significant market risk is commodity price risk. We seek to mitigate this risk through the use of fixed-price contracts.
          The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of March 31, 2008.

	Nine Months
	Ending
	December 31,		Years Ending December 31,
	2008	2009	2010	2011	2012	Total
		(dollars in thousands, except per MMBtu and Bbl data)
Natural Gas Swaps:
Contract volumes (MMBtu)	8,458,725	14,629,200	12,499,060	—	2,000,004	37,586,989
Weighted average fixed price per MMBtu (1)	$6.98	$7.78	$7.42	$—	$8.11	$7.50
Fair value, net	$(12,429)	$(11,212)	$(9,283)	$—	$44	$(32,880)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	5,280,275	—	—	—	—	5,280,275
Ceiling	5,280,275	—	—	—	—	5,280,275
Weighted average fixed price per MMBtu (1)
Floor	$6.54	$—	$—	$—	$—	$6.54
Ceiling	$7.53	$—	$—	$—	$—	$7.53
Fair value, net	$(12,602)	$—	$—	$—	$—	$(12,602)
Total Natural Gas Contracts(2):
Contract volumes (MMBtu)	13,739,000	14,629,200	12,499,060	—	2,000,004	42,867,264
Weighted average fixed price per MMBtu (1)	$6.81	$7.78	$7.42	$—	$8.11	$7.38
Fair value, net	$(25,031)	$(11,212)	$(9,283)	$—	$44	$(45,482)
Oil Swaps:
Contract volumes (Bbl)	27,000	36,000	30,000	—	—	93,000
Weighted average fixed price per Bbl (1)	$95.92	$90.07	$87.50	—	$—	$90.94
Fair value, net	$(97)	$(205)	$(188)	$—	$—	$(490)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Does not include basis swaps with notional volumes by year, as follows: 2008: 4,716,000 MMBtu.
     There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2008, in Item 7A of our 2008 Form 10-K. For more information on our risk management activities, see Note 7 to our consolidated/carve out financial statements.

Item 4(T).  Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In the originally filed Form 10-Q for the quarter ended March 31, 2008, our former principal executive officer and former principal financial officer evaluated disclosure controls and procedures and concluded they were effective. Subsequent to the original filing, we identified material weaknesses as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
     In connection with the preparation of this Quarterly Report on Form 10-Q/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer of our general partner, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were not effective as of March 31, 2008. Under the management services agreement between us and Quest Energy Service, all of our financial reporting services are provided by Quest Energy Service. QRCP has advised us that it is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout QRCP and its subsidiaries and affiliates for whom it is responsible for providing accounting and finance services, including us, and by strengthening the accounting department through adding new personnel and resources. QRCP has obtained, and has advised us that it will continue to seek, the assistance of the Audit Committee of our general partner in connection with this process of remediation. Notwithstanding this determination, our management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

Management identified the following control deficiencies that constituted material weaknesses as of March 31, 2008:
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
Changes in Internal Controls
     Except as described above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our 2008 Form 10-K.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of July, 2009.
QUEST ENERGY PARTNERS, L.P.
By: Quest Energy GP, LLC, its general partner

By:	/s/ David C. Lawler
David C. Lawler
Chief Executive Officer

By:	/s/ Eddie M. LeBlanc, III
Eddie M. LeBlanc, III
Chief Financial Officer