Form 10-Q/A
period 2008-06-30
Quest Energy Partners, L.P.
filed 2009-07-14
CIK 1407185

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

EXPLANATORY NOTE
     This amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 includes our restated consolidated financial statements as of June 30, 2008 and for the three and six month period ended June 30, 2008 and our Predecessor’s restated and reaudited carve out financial statements for the three and six month periods ended June 30, 2007. The consolidated balance sheet as of December 31, 2007 was restated in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed on June 16, 2009 (the “2008 Form 10-K”).
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

     Although the items listed above comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. The tables below present previously reported partners’ equity, major restatement adjustments and restated partners’ equity as well as previously reported net income (loss), major restatement adjustments and restated net loss as of and for the periods indicated (in thousands):

June 30, 2008
Partners’ equity as previously reported	$80,110
Effect of the Transfers	(9,500)
Reversal of hedge accounting	3,658
Accounting for formation of Quest Cherokee	(15,102)
Capitalization of costs in full cost pool	(31,091)
Recognition of costs in proper periods	(2,656)
Depreciation, depletion and amortization	11,000
Impairment of oil and gas properties	30,719
Other errors	5,136

Partners’ equity as restated	$72,274

	Three Months Ended June 30,
	2008	2007
Net income (loss) as previously reported	$16,221	$(5,231)
Effect of the Transfers	—	(500)
Reversal of hedge accounting	(105,179)	7,689
Capitalization of costs in full cost pool	(3,425)	(3,028)
Recognition of costs in proper periods	(1,699)	(188)
Stock-based compensation	446	104
Depreciation, depletion and amortization	(429)	(175)
Other errors	449	126

Net loss as restated	$(93,616)	$(1,203)

	Six Months Ended June 30,
	2008	2007
Net loss as previously reported	$(1,125)	$(8,924)
Effect of the Transfers	—	(1,000)
Reversal of hedge accounting	(124,375)	(6,394)
Capitalization of costs in full cost pool	(7,084)	(5,447)
Recognition of costs in proper periods	(1,116)	(432)
Stock-based compensation	15	(241)
Depreciation, depletion and amortization	(920)	(655)
Other errors	224	(916)

Net loss as restated	$(134,381)	$(24,009)

     Reconciliations from amounts previously included in our consolidated financial statements to restated amounts on a financial statement line item basis are presented in Note 14 — Restatement in the notes to the accompanying consolidated financial statements.
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
     This Amendment No. 1 to the Quarterly Report on Form 10-Q/A restates the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 in its entirety to reflect the effects of the restatement. However, the Company has not modified nor updated disclosures presented in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, except as required to reflect the effects of the matters discussed above. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, initially filed with the SEC on August 12, 2008, or modify or update those disclosures affected by subsequent events or discoveries. Therefore, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s 2008 Form 10-K and the other subsequent reports that the Company has filed with the Securities and Exchange Commission.
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

QUEST ENERGY PARTNERS, L.P.
FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2008

GUIDE TO READING THIS REPORT
As used in this report, unless we indicate otherwise:
•	when we use the terms “Quest Energy Partners,” “the Company,” “Successor,” “our,” “we,” “us” and similar terms in a historical context prior to November 15, 2007, we are referring to Predecessor, and when we use such terms in a historical context on or after November 15, 2007, in the present tense or prospectively, we are referring to Quest Energy Partners, L.P. and its subsidiaries, Quest Cherokee, LLC and Quest Cherokee Oilfield Service, LLC;

•	when we use the term “Predecessor,” we are referring to the assets, liabilities and operations of QRCP located in the Cherokee Basin (other than its midstream assets), which QRCP contributed to us at the completion of our initial public offering on November 15, 2007;

•	when we use the terms “Quest Energy GP” or “our general partner,” we are referring to Quest Energy GP, LLC, our general partner;

•	when we use the term “QRCP,” we are referring to Quest Resource Corporation (Nasdaq: QRCP), the owner of our general partner, and its subsidiaries (other than us); and

•	when we use the term “QMLP” or “Quest Midstream,” we are referring to Quest Midstream Partners, L.P. and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
          Attached hereto as Pages F-1 through F-32 and incorporated herein by this reference are (i) our unaudited interim financial statements, including a consolidated balance sheet as of June 30, 2008, consolidated statements of operations for the three and six months ended June 30, 2008 and a consolidated statement of cash flows for the six months ended June 30, 2008, (ii) the Predecessor’s unaudited interim financial statements, including carve out statements of operations for the three and six months ended June 30, 2007 and a carve out statement of cash flows for the six months ended June 30, 2007 and (iii) related notes to the financial statements.
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
          Restatement of Financial Statements: As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A the financial statements are being restated to reflect the impact of errors in our previously issued financial statements. See further discussion in Note 14 to the accompanying consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,504	$169
Restricted cash	112	1,205
Accounts receivable, trade	(274)	86
Due from affiliated companies	21,595	15,624
Other current assets	3,185	3,091
Inventory	9,845	4,956
Current derivative financial instrument assets	1,837	8,008

Total current assets	47,804	33,139
Property and equipment, net of accumulated depreciation of $ 7,214 and $ 5,473	18,808	17,116
Oil and gas properties under full cost method of accounting, net	325,643	294,329
Other assets, net	3,185	3,526
Long-term derivative financial instrument assets	9,536	3,467

Total assets	$404,976	$351,577

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$24,754	$18,673
Accrued expenses	8,262	639
Due to affiliates	1,504	1,708
Current portion of notes payable	247	666
Current derivative financial instrument liabilities	68,355	8,108

Total current liabilities	103,122	29,794
Non-current liabilities:
Long-term derivative financial instrument liabilities	85,306	6,311
Asset retirement obligation	2,125	1,700
Notes payable	142,149	94,042

Non-current liabilities	229,580	102,053

Total liabilities	332,702	131,847

Commitments and contingencies
Partners’ equity:
Common unitholders — Issued and outstanding — 12,301,521 at June 30, 2008 and December 31, 2007 (9,100,000 — public; 3,201,521 — affiliate)	78,392	162,610
Subordinated unitholder — affiliate; 8,857,981 units issued and outstanding at June 30, 2008 and December 31, 2007	(5,821)	54,465
General Partner — affiliate; 431,827 units issued and outstanding at June 30, 2008 and December 31, 2007	(297)	2,655

Total partners’ equity	72,274	219,730

Total liabilities and partners’ equity	$404,976	$351,577

See accompanying notes to unaudited consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)
(Unaudited)
(Restated)

	Successor	Predecessor	Successor	Predecessor
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Consolidated)	(Carve out)	(Consolidated)	(Carve out)
Revenue:
Oil and gas sales	$49,142	$27,570	$87,454	$52,544

Total revenues	49,142	27,570	87,454	52,544

Costs and expenses:
Oil and gas production	13,898	9,856	24,283	18,904
Transportation expense	8,675	6,920	17,338	13,281
General and administrative	1,669	4,333	4,767	6,707
Depreciation, depletion and amortization	10,855	8,146	21,554	15,951
Misappropriation of funds	—	500	—	1,000

Total costs and expenses	35,097	29,755	67,942	55,843

Operating income (loss)	14,045	(2,185)	19,512	(3,299)

Other income (expense):
Gain (loss) from derivative financial instruments	(105,375)	8,391	(149,614)	(5,156)
Other income (expense)	45	(323)	114	(229)
Interest income	90	103	107	280
Interest expense	(2,421)	(7,189)	(4,500)	(15,605)

Total other income (expense)	(107,661)	982	(153,893)	(20,710)

Net loss	$(93,616)	$(1,203)	$(134,381)	$(24,009)

General partner’s interest in net loss	$(1,872)		$(2,688)

Limited partners’ interest in net loss	$(91,744)		$(131,693)

Net loss per limited partner unit (basic and diluted)	$(4.33)		$(6.22)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,331,521		12,331,521
Subordinated units (basic and diluted)	8,857,981		8,857,981
See accompanying notes to unaudited consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)
(Restated)

	Successor	Predecessor
	Six Months Ended
	June 30,
	2008	2007
	(Consolidated)	(Carve out)
Cash flows from operating activities:
Net loss	$(134,381)	$(24,009)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation, depletion and amortization	21,554	15,951
Gain (loss) from derivative financial instruments	139,344	6,577
Unit-based compensation	17	—
Contributions for consideration for compensation to employees	—	2,770
Amortization of loan origination fees	240	944
Bad debt expense	64	22
Change in assets and liabilities:
Accounts receivable	296	(2,231)
Other receivables	—	(1,509)
Other current assets	(94)	(634)
Due from affiliates	(6,175)	241
Other assets	101	193
Accounts payable	7,782	2,642
Revenue payable	(99)	1,972
Accrued expenses	7,524	174
Other long-term liabilities	445	80
Other	1	—

Net cash provided by operating activities	36,619	3,183
Cash flows from investing activities:
Restricted cash	1,093	(10)
Equipment, development and leasehold costs	(60,972)	(47,019)

Net cash used in investing activities	(59,879)	(47,029)
Cash flows from financing activities:
Proceeds from revolver note	48,000	10,000
Repayments of note borrowings	(313)	(299)
Capital contributions	450	23,478
Distributions to unitholders	(13,277)	—
Refinancing costs	(265)	(1,687)

Net cash provided by financing activities	34,595	31,492

Net increase (decrease) in cash	11,335	(12,354)
Cash and cash equivalents, beginning of period	169	13,334

Cash and cash equivalents, end of period	$11,504	$980

See accompanying notes to unaudited consolidated/carve out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
1. Formation of the Company and Description of Business
          Quest Energy Partners, L.P., a Delaware limited partnership (the “Company”), was formed in July 2007 by Quest Resource Corporation (together with its subsidiaries, “QRCP”) to acquire, exploit, and develop oil and natural gas properties and to acquire, own, and operate related assets. On November 15, 2007, the Company completed an initial public offering of its common units representing limited partner interests (the “Offering”). At the closing of the Offering, QRCP contributed Quest Cherokee, LLC (“Quest Cherokee”) to the Company in exchange for general partner units, the incentive distribution rights, common units and subordinated units in the Company. At the time, Quest Cherokee owned all of QRCP’s natural gas and oil properties and related assets in the Cherokee Basin, a fifteen-county region in southeastern Kansas and northeastern Oklahoma (the “Cherokee Basin Operations”).
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
          These carve out financial statements and related notes thereto represent the carve out financial position, results of operations and cash flows of the Cherokee Basin Operations, referred to as Quest Energy Partners, L.P. Predecessor (the “Predecessor”). The carve out financial statements have been prepared in accordance with Regulation S-X, Article 3 “General instructions as to financial statements” and Staff Accounting Bulletin (“SAB”) Topic 1-B “Allocations of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.” Certain expenses incurred by QRCP are only indirectly attributable to its ownership of the Cherokee Basin Operations as QRCP owns interests in midstream assets and other oil and natural gas properties. As a result, certain assumptions and estimates were made in order to allocate a reasonable share of such expenses to the Predecessor, so that the accompanying carve out financial statements reflect substantially all the costs of doing business. The allocations and related estimates and assumptions are described more fully in Note 3 — Summary of Significant Accounting Policies below.
          References to “our consolidated financial statements” and “the Predecessor’s consolidated financial statements” when used for any period prior to November 15, 2007 include or mean, respectively, the carve out financial statements of our Predecessor.
Misappropriation, Reaudit and Restatement
          These consolidated financial statements include our restated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007. The consolidated balance sheet as of December 31, 2007 was restated in our 2008 Form 10-K. We will subsequently file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and for the three and nine months ended September 30, 2007.
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
               As reported on a Current Report on Form 8-K initially filed on January 2, 2009 and amended on February 6, 2009, on December 31, 2008, the board of directors of QELP determined that our audited consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007, our unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and as of and for the three and six months ended June 30, 2008 and our Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006 and for the period from January 1, 2007 to November 14, 2007 should no longer be relied upon.
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
3. Summary of Significant Accounting Policies
          Reference is hereby made to the 2008 Form 10-K, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated/carve out restated financial statements. The 2008 Form 10-K includes restated consolidated financial statements and footnotes as of and for the year ended December 31, 2007. These policies were also followed in preparing the consolidated/carve out restated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007.
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
Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the restated, consolidated/carve out financial statements and accompanying notes. Actual results could differ from those estimates.
          Estimates made in preparing the restated, consolidated/carve out financial statements include, among other things, estimates of the proved natural gas and oil reserve volumes used in calculating depletion, depreciation and amortization expense; the estimated future cash flows and fair value of properties used in determining the need for any impairment write-down; and the timing and amount of future abandonment costs used in calculating asset retirement obligations. Future changes in the assumptions used could have a significant impact on reported results in future periods.
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

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
Other Current Assets
          Other current assets totaled $3.2 million at June 30, 2008 as compared to $3.1 million at December 31, 2007. At June 30, 2008, other current assets consisted of deposits of $1.6 million, prepaid insurance of $0.7 million, and other items of $0.9 million. At December 31, 2007, other current assets consisted of deposits of $1.2 million, prepaid insurance of $1.3 million and $0.6 million of other prepaids.
Concentration of Credit Risk
          A significant portion of the Company’s and the Predecessor’s liquidity is concentrated in cash and derivative contracts that enable the Company to hedge a portion of its exposure to price volatility from producing oil and natural gas. These derivative contracts expose the Company to credit risk from its counterparties. The Company’s accounts receivable are primarily from purchasers of oil and natural gas products. Natural gas sales to one purchaser (ONEOK Energy Marketing and Trading Company) accounted for more than 99% of total natural gas and oil revenues for the six months ended June 30, 2008. Natural gas sales to two purchasers (ONEOK and Tenaska Marketing Ventures) accounted for 70% and 20% of total natural gas revenues for the six months ended June 30, 2007.
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
Oil and Natural Gas Properties
          The Company follows the full cost method of accounting for oil and natural gas properties, prescribed by the SEC. Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and natural gas properties, as well as other directly identifiable general and administrative costs associated with such activities.
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
          The Company reviews the carrying value of its oil and natural gas properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, plus the cost of properties not being amortized, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil and natural gas prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations. No impairment is reflected in the Company’s financial statements at June 30, 2008 and December 31, 2007.

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
Marketable Securities
          In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investment portfolio according to the provisions of SFAS 115 as either held to maturity, trading, or available for sale. At June 30, 2008 and December 31, 2007, the Company did not have any investments in its investment portfolio classified as available for sale and held to maturity.
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
          The fair value of the Company’s derivative contracts are measured using Level II and Level III inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices.
Derivative Instruments and Hedging Activities
     The Company uses derivatives to hedge against changes in cash flows related to product price, as opposed to their use for trading purposes. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recorded on the balance sheet at fair value. None of our derivative instruments have been designated as hedges. Accordingly, we record all derivative instruments in the consolidated balance sheet at fair value with changes in fair value recognized in earnings as the occur. Both realized and unrealized gains and losses associated with derivative financial instruments are currently recognized in other income (expense) as they occur.

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
Earnings per Unit
          During the three and six months ended June 30, 2007, the Cherokee Basin Operations were wholly-owned by QRCP. Accordingly, earnings per unit have not been presented for those periods.
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
     For the three and six months ended June 30, 2008, the Company did not capitalize any of the value associated with the bonus unit grants. The value of the bonus unit grants included in general and administrative expenses for the three and six months ended June 30, 2008 was $17,000 and $35,000, respectively.
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
6. Long-Term Debt
     Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
	($ in thousands)
Senior credit facility	$142,000	$94,000
Notes payable to banks and finance companies, secured by equipment and vehicles, due in installments through October 2013 with interest ranging from 1.9% to 8.9% per annum	396	708

Total long-term debt	142,396	94,708
Less — current maturities	247	666

Total long-term debt, net of current maturities	$142,149	$94,042

     The aggregate scheduled maturities of notes payable and long-term debt for the period ending June 30, 2013 and thereafter were as follows as of June 30, 2008 (assuming no payments were made on the revolving credit facility prior to its maturity)(dollars in thousands):

2009	$59
2010	142,052
2011	26
2012	6
2013	6
Thereafter	—

$142,149

Credit Facility
          Quest Cherokee is a party to an Amended and Restated Credit Agreement dated as of November 15, 2007 with Royal Bank of Canada, as administrative agent and collateral agent (“RBC”), KeyBank National Association, as documentation agent, and the lenders party thereto. The Company is a guarantor of the credit agreement. See Note 4 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) for a more detailed description of the material terms of the credit agreement. As of June 30, 2008, the borrowing base under the credit agreement was $160 million and the amount borrowed under the credit agreement was $142 million. The weighted average interest rate under the credit agreement for the six months ended June 30, 2008 was 6.80%.
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
          See Note 13 — Subsequent Events for a discussion of the increase in the borrowing base of the revolving credit facility and a new second lien senior term loan agreement.
Other Long-Term Indebtedness
          As of June 30, 2008, $396,000 of notes payable to banks and finance companies were outstanding. These notes are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest rates ranging from 1.9% to 8.9% per annum.
7. Financial Instruments and Hedging Activities
Oil and Natural Gas Hedging Activities
          The Company seeks to reduce its exposure to unfavorable changes in oil and natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling and floor prices provided in those contracts. As of June 30, 2008, fixed-price contracts are in place to hedge 46.3 MMBtu of estimated future natural gas production. Of this total volume, 9.2 MMBtu are hedged for 2008 and 37.1 MMBtu thereafter. As of June 30, 2008, fixed-price contracts are in place to hedge 84,000 Bbls of estimated future oil production. Of this total volume, 18,000 Bbls are hedged for 2008 and 66,000 Bbls thereafter.
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
          The following table summarizes the estimated volumes, fixed prices, and fair value attributable to the fixed-price contracts as of June 30, 2008.

	Six Months
	Ending
	December 31,	Years Ending December 31,
	2008	2009	2010	2011	2012	Total
			(dollars in thousands, except per MMBtu and Bbl data)
Natural Gas Swaps:
Contract volumes (MMBtu)	5,659,656	14,629,200	12,499,060	2,000,004	2,000,004	36,787,924
Weighted average fixed price per MMBtu (1)	$6.98	$7.78	$7.42	$8.00	$8.11	$7.57
Fair value, net	$(22,159)	$(47,865)	$(34,117)	$(3,543)	$(3,150)	$(110,834)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	3,532,984	—	—	3,000,000	3,000,000	9,532,984
Ceiling	3,532,984	—	—	3,000,000	3,000,000	9,532,984

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)

	Six Months
	Ending
	December 31,	Years Ending December 31,
	2008	2009	2010	2011	2012	Total
			(dollars in thousands, except per MMBtu and Bbl data)
Weighted average fixed price per MMBtu (1)
Floor	$6.54	$—	$—	$7.00	$7.00	$6.83
Ceiling	$7.53	$—	$—	$9.40	$9.60	$8.77
Fair value, net	$(18,282)	$—	$—	$(5,432)	$(3,775)	$(27,489)
Total Natural Gas Contracts(2):
Contract volumes (MMBtu)	9,192,640	14,629,200	12,499,060	5,000,004	5,000,004	46,320,908
Weighted average fixed price per MMBtu (1)	$6.81	$7.78	$7.42	$7.40	$7.44	$7.41
Fair value, net	$(40,441)	$(47,865)	$(34,117)	$(8,975)	$(6,925)	$(138,323)
Oil Swaps:
Contract volumes (Bbl)	18,000	36,000	30,000	—	—	84,000
Weighted average fixed price per Bbl (1)	$95.92	$90.07	$87.50	—	—	$90.91
Fair value, net	$(805)	$(1,755)	$(1,405)	$—	$—	$(3,965)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Does not include basis swaps with a notional volume of 3,156,000 MMBtu for 2008.
Interest Rate Hedging Activities
          At June 30, 2008, the Company had no outstanding interest rate cap or swap agreements.
Gain (loss) from Derivative Financial Instruments
          Gain (loss) from derivative financial instruments in the statements of operations for the three and six months ended June 30, 2008 and 2007 is comprised of the following:

	Successor	Predecessor	Successor	Predecessor
	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)
Unrealized gains (losses)	$(96,316)	$7,964	$(139,344)	$(6,577)
Realized gains (losses)	(9,059)	427	(10,270)	1,421

Gain (loss) from derivative financial instruments	$(105,375)	$8,391	$(149,614)	$(5,156)

          Fair Value — The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
	1	2	3	Collateral*	Value

Derivative financial instruments — assets	$—	$—	$11,373	$—	$11,373
Derivative financial instruments — liabilities	$—	$(29,197)	$(124,464)	$—	$(153,661)

Total	$—	$(29,197)	$(113,091)	$—	$(142,288)

*	Amounts represent the effect of legally enforceable master netting agreements between the Company and its counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions, excluding those derivatives designated as “Normal Purchase, Normal Sales”. We classify all of these derivative instruments as “Derivative financial instrument assets” or “Derivative financial instrument liabilities” in our consolidated balance sheets.
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
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Balance at beginning of year	$3,444
Realized and unrealized losses included in earnings	(112,595)
Purchases, sales, issuances, and settlements	(3,940)
Transfers into and out of Level 3	—
Balance as of June 30, 2008	$(113,091)

Fair Value Measurements
          The Company’s financial instruments consist of cash, receivables, deposits, derivative contracts, accounts payable, accrued expenses and notes payable. The carrying amount of cash, receivables, deposits, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The derivative contracts are not designated as hedges and therefore, are recorded at fair value. The carrying amounts for notes payable approximate fair value due to the variable nature of the interest rates of the notes payable.
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
          The effective price realizations that result from the fixed-price contracts are affected by movements in this basis differential. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the portfolio of the Company’s fixed-price contracts and the composition of its producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. Recently, the basis differential has been increasingly volatile and has on occasion resulted in the Company receiving a net price for its oil and natural gas that is significantly below the price stated in the fixed-price contract.
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
8. Asset Retirement Obligations
          The Company has adopted SFAS 143, Accounting for Asset Retirement Obligations. The following table provides a roll forward of the asset retirement obligations for the three and six months ended June 30, 2008 and 2007:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)
Asset retirement obligation beginning balance	$2,056	$1,477	$1,700	$1,410
Liabilities incurred	24	41	52	83
Liabilities settled	(5)	(2)	(13)	(3)
Accretion expense	50	30	96	56
Revisions in estimated cash flows	—	—	290	—

Asset retirement obligation ending balance	$2,125	$1,546	$2,125	$1,546

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
          On April 25, 2008, the board of directors of the General Partner declared a $0.41 per unit distribution for the first quarter of 2008 on all common and subordinated units. The distribution was paid on May 15, 2008 to unitholders of record at the close of business on May 5, 2008. The aggregate amount of the distribution was $8.9 million.
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
          The following sets forth the net loss allocation using this method (dollars in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
		Per Limited		Per Limited
	$	Partner Unit	$	Partner Unit
Net loss	$(93,616)		$(134,381)
Less: General partner’s 2% interest in net income (loss)	(1,872)		(2,688)

Net loss available for limited partners	$(91,744)	$(4.33)	(131,693)	$(6.22)

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
          Quest Cherokee has been named as a defendant or counter claim defendant in several lawsuits in which the plaintiffs claim that oil and gas leases owned and operated by Quest Cherokee have either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits were originally filed in the district courts of Labette, Montgomery, Wilson, Neosho and Elk Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of July 31, 2008, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 7,553 acres. Quest Cherokee intends to vigorously defend against those claims.
          Quest Cherokee was named in an Order to Show Cause issued by the Kansas Corporation Commission (the “KCC”) (KCC Docket No. 07-CONS-155-CSHO) filed on February 23, 2007. The KCC had ordered Quest Cherokee to demonstrate why it should not be held responsible for plugging 22 abandoned oil wells on a gas lease owned and operated by Quest Cherokee in Wilson County, Kansas. Quest Cherokee denied that it is legally responsible for plugging the wells in issue. On July 16, 2008, Quest Cherokee received a favorable ruling on this matter. See Note 13 — Subsequent Events.
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
13. Subsequent Events
     PetroEdge Acquisition
          On July 11, 2008, the Company purchased over 400 oil and natural gas wellbores with estimated net proved developed reserves of 32.9 billion cubic feet of natural gas equivalent (Bcfe) and current net production of approximately 3.3 million cubic feet of natural gas equivalent production per day (Mmcfe/d) in the Appalachian Basin from QRCP in exchange for cash consideration of approximately $72.0 million, subject to post-closing adjustments. QRCP acquired the wellbores as part of its purchase of privately held PetroEdge Resources (WV) LLC, the owner of oil and gas leasehold interests covering approximately 78,000 net acres and related assets in West Virginia, Pennsylvania and New York, and simultaneously sold the wellbores and proved developed reserves to the Company.
          To fund the purchase of the PetroEdge wellbores from QRCP, on July 11, 2008, (i) the Company and Quest Cherokee entered into a six month $45 million Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement”) and (ii) Quest Cherokee’s lenders increased the borrowing base of its revolving credit facility to $190 million from $160 million. The Second Loan Agreement is among Quest Cherokee, as the borrower, the Company, as a guarantor, RBC, as administrative agent and collateral agent, KeyBank National Association, as syndication agent, Société Générale, as documentation agent, and the lenders party thereto. Interest will accrue on the term loan (i) from July 11, 2008 through October 11, 2008 at either LIBOR plus 6.5% or the base rate plus 5.5% and (ii) after October 11, 2008 at either LIBOR plus 7.0% or the base rate plus 6.0%. The base rate is generally the higher of the federal funds rate plus 0.50% or RBC’s prime rate. The term loan was fully drawn and $30 million was borrowed under the revolving credit facility at the closing of the acquisition of the PetroEdge wellbores to fund the purchase of the wellbores and pay fees and expenses related to the acquisition. For a further description of the terms of the Second Lien Loan Agreement, see the Company’s Current Report on Form 8-K filed on July 16, 2008.
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

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
14. Restatement
     As reported on a Current Report on Form 8-K initially filed on January 2, 2009 and amended on February 6, 2009, on December 31, 2008, the board of directors of Quest Energy GP determined that our audited consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007, our unaudited consolidated financial statements as of and for the three months ended June 30, 2008 and as of and for the three and six months ended June 30, 2008 and the Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007, should no longer be relied upon as the result of the discovery of the Transfers to entities controlled by Quest Energy GP’s former chief executive officer, Mr. Jerry D. Cash. Management identified other errors in these financial statements, as described below, and the board of directors concluded that we had, and as of December 31, 2008 continued to have, material weaknesses in our internal control over financial reporting.
     The Form 10-Q/A for the quarter ended June 30, 2008, to which these consolidated financial statements form a part, includes our restated consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and our Predecessor’s restated and reaudited carve out financial statements for the three and six month periods ended June 30, 2007. The financial statements as of December 31, 2007 were restated in the 2008 Form 10-K.
     Although the items listed below comprise the most significant errors (by dollar amount), numerous other errors were identified and restatement adjustments made. We have recorded restatement adjustments to properly reflect the amounts as of and for the periods affected. The tables below present previously reported partners’ equity, major restatement adjustments and restated partners’ equity as well as previously reported net income (loss), major restatement adjustments and restated net loss as of and for the periods indicated (in thousands):

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)

June 30, 2008
Partners’ equity as previously reported	$80,110
A — Effect of the Transfers	(9,500)
B — Reversal of hedge accounting	3,658
C — Accounting for formation of Quest Cherokee	(15,102)
D — Capitalization of costs in full cost pool	(31,091)
E — Recognition of costs in proper periods	(2,656)
F — Depreciation, depletion and amortization	11,000
G — Impairment of oil and gas properties	30,719
H — Other errors	5,136

Partners’ equity as restated	$72,274

	Three Months Ended June 30,
	2008	2007
Net income (loss) as previously reported	$16,221	$(5,231)
A — Effect of the Transfers	—	(500)
B — Reversal of hedge accounting	(105,179)	7,689
C — Accounting for formation of Quest Cherokee	—	—
D — Capitalization of costs in full cost pool	(3,425)	(3,028)
E — Recognition of costs in proper periods	(1,699)	(188)
F — Depreciation, depletion and amortization	(429)	(175)
G — Impairment of oil and gas properties	—	—
H — Other errors	895	230

Net loss as restated	$(93,616)	$(1,203)

	Six Months Ended June 30,
	2008	2007
Net loss as previously reported	$(1,125)	$(8,924)
A — Effect of the Transfers	—	(1,000)
B — Reversal of hedge accounting	(124,375)	(6,394)
C — Accounting for formation of Quest Cherokee	—	—
D — Capitalization of costs in full cost pool	(7,084)	(5,447)
E — Recognition of costs in proper periods	(1,116)	(432)
F — Depreciation, depletion and amortization	(920)	(655)
G — Impairment of oil and gas properties	—	—
H — Other errors	239	(1,157)

Net loss as restated	$(134,381)	$(24,009)

     The most significant errors (by dollar amount) consist of the following:
     (A) The Transfers, which were not approved expenditures, were not properly accounted for as losses. As a result of these losses not being recorded, cash and partners’ equity were overstated as of June 30, 2008, and loss from misappropriation of funds was understated and net income was overstated for the three and six months ended June 30, 2007.
     (B) Hedge accounting was inappropriately applied for our commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed. The fair value of the commodity derivative instruments previously reported were understated by $5.5 million as of June 30, 2008. In addition, we incorrectly presented

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
realized gains and losses related to commodity derivative instruments within oil and gas sales. As a result of these errors, current and long-term derivative financial instrument assets, current and long-term derivative financial instrument liabilities, accumulated other comprehensive income and partners’ equity were over/(under)stated as of June 30, 2008, and oil and gas sales and gain (loss) from derivative financial instruments were over/(under)stated for the three and six months ended June 30, 2008 and 2007.
     (C) Errors were identified in the accounting for the formation of Quest Cherokee in December 2003 in which: (i) no value was ascribed to the subsidiary Class A units that were issued to ArcLight Energy Partners I, L.P. in connection with the transaction, (ii) a debt discount (and related accretion) was not recorded, (iii) transaction costs were inappropriately capitalized to oil and gas properties, and (iv) subsequent to December 2003, interest expense was improperly stated as a result of these errors. In 2005, the debt relating to this transaction was repaid and the Class A units were repurchased. Due to the errors that existed in the previous accounting, additional errors resulted in 2005 including: (i) a loss on extinguishment of debt was not recorded, and (ii) oil and gas properties, pipeline assets were overstated. Subsequent to the 2005 transaction, depreciation, depletion and amortization expense was also overstated due to these errors.
     (D) Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses. As a result of these errors, oil and gas properties being amortized and partners’ equity were over/(under)stated as of June 30, 2008, and oil and gas production expenses and general and administrative expenses were over/(under)stated for the three and six months ended June 30, 2008 and 2007.
     (E) Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts. As a result of these errors, accounts receivable, other current assets, property and equipment, pipeline assets, properties being and not being amortized and partners’ equity were over/(under)stated as of June 30, 2008, and oil and gas production expenses, pipeline operating expenses and general and administrative expenses were over/(under)stated for the three and six months ended June 30, 2008 and 2007.
     (F) As a result of previously discussed errors and an additional error related to the method used in calculating depreciation, depletion and amortization, errors existed in our depreciation, depletion and amortization expense and our accumulated depreciation, depletion and amortization. As a result of these errors, accumulated depreciation, depletion and amortization were over/(under)stated as of June 30, 2008 and depreciation, depletion and amortization expense was over/(under)stated for the three and six months ended June 30, 2008 and 2007.
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

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The following tables outline the effects of the restatement adjustments on our Consolidated Statements of Operations for the periods indicated (in thousands, except unit and per unit data):

	Three Months Ended June 30, 2008
	As Previously	Restatement
	Reported	Adjustments	As Restated
Revenue:
Oil and gas sales	$39,901	$9,241	$49,142
Other revenue (expense)	71	(71)	—

Total revenues	39,972	9,170	49,142
Costs and expenses:
Oil and gas production	9,763	4,135	13,898
Transportation expense	8,675	—	8,675
General and administrative	1,925	(256)	1,669
Depreciation, depletion and amortization	9,732	1,123	10,855

Total costs and expenses	30,095	5,002	35,097

Operating income	9,877	4,168	14,045
Other income (expense):
Gain (loss) from derivative financial instruments	8,695	(114,070)	(105,375)
Other income (expense)	(26)	71	45
Interest income	90	—	90
Interest expense	(2,415)	(6)	(2,421)

Total other income (expense)	6,344	(114,005)	(107,661)

Net income (loss)	$16,221	$(109,837)	$(93,616)

General partner’s interest in net income (loss)	324	(2,196)	(1,872)

Limited partners’ interest in net income (loss)	15,897	(107,641)	(91,744)

Net income (loss) per limited partner unit (basic and duluted)	$0.75	$(5.08)	$(4.33)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,331,521	—	12,331,521

Subordinated units (basic and diluted)	8,857,981	—	8,857,981

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2008
	As Previously	Restatement
	Reported	Adjustments	As Restated
Revenue:
Oil and gas sales	$77,252	$10,202	$87,454
Other revenue (expense)	120	(120)	—

Total revenues	77,372	10,082	87,454
Costs and expenses:
Oil and gas production	17,944	6,339	24,283
Transportation expense	17,338	—	17,338
General and administrative	4,383	384	4,767
Depreciation, depletion and amortization	19,242	2,312	21,554

Total costs and expenses	58,907	9,035	67,942

Operating income	18,465	1,047	19,512
Other income (expense):
Loss from derivative financial instruments	(15,136)	(134,478)	(149,614)
Other income (expense)	(6)	120	114
Interest income	107	—	107
Interest expense	(4,555)	55	(4,500)

Total other income (expense)	(19,590)	(134,303)	(153,893)

Net loss	$(1,125)	$(133,256)	$(134,381)

General partner’s interest in loss	(23)	(2,665)	(2,688)

Limited partners’ interest in loss	(1,102)	(130,591)	(131,693)

Net loss per limited partner unit (basic and diluted)	$(0.05)	$(6.17)	$(6.22)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,331,521	—	12,331,521

Subordinated units (basic and diluted)	8,857,981	—	8,857,981

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Six Months Ended June 30, 2008
	As Previously	Restatement
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(1,125)	$(133,256)	$(134,381)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation, depletion and amortization	20,586	968	21,554
Gain (loss) from derivative financial instruments	14,969	124,375	139,344
Unit based compensation	—	17	17
Capital contributions for director fees	272	(272)	—
Capital contributions for employees	1,555	(1,555)	—
Amortization of loan origination fees	456	(216)	240
Bad debt expense	10	54	64
(Gain) loss on sale of assets	(21)	21	—
Change in assets and liabilities:
Restricted cash	1,094	(1,094)	—
Accounts receivable, trade	436	(140)	296
Other receivables	(72)	72	—
Other current assets	(444)	350	(94)
Inventory	(4,788)	4,788	—
Due from affiliates	(12,462)	6,287	(6,175)
Other assets	—	101	101
Accounts payable	3,539	4,243	7,782
Revenue payable	—	(99)	(99)
Accrued expenses	(167)	7,691	7,524
Other long-term liabilities	—	445	445
Other	—	1	1

Net cash provided by operating activities	23,838	12,781	36,619

Cash flows from investing activities:
Restricted cash	—	1,093	1,093
Equipment, development and leasehold	(54,451)	(6,521)	(60,972)

Net cash used in investing activities	(54,451)	(5,428)	(59,879)

Cash flows from financing activities:
Proceeds from revolver note	48,000	—	48,000
Repayments of note borrowings	(312)	(1)	(313)
Capital contributions (distributions)	(5,590)	6,040	450
Distributions to unitholders	—	(13,277)	(13,277)
Proceeds from issuance of common units	(201)	201	—
Refinancing costs	(116)	(149)	(265)
Change in other long-term liabilities	167	(167)	—

Net cash provided by financing activities	41,948	(7,353)	34,595

Net increase (decrease) in cash	11,335	—	11,335
Cash and cash equivalents beginning of period	10,170	(10,001)	169

Cash and cash equivalents end of period	$21,505	$(10,001)	$11,504

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The following table outlines the effects of the restatement adjustments on our Consolidated Balance Sheet for the period indicated (in thousands):

	June 30, 2008
	As Previously	Restatement
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,505	$(10,001)	$11,504
Restricted cash	112	—	112
Accounts receivable, trade	—	(274)	(274)
Due from affiliates	18,948	2,647	21,595
Other current assets	3,367	(182)	3,185
Inventory	9,845	—	9,845
Current derivative financial instrument assets	151	1,686	1,837

Total current assets	53,928	(6,124)	47,804
Property and equipment, net	18,665	143	18,808
Oil and gas properties under full cost method of accounting, net	332,906	(7,263)	325,643
Other assets, net	3,185	—	3,185
Long-term derivative financial instrument assets	—	9,536	9,536

Total assets	$408,684	$(3,708)	$404,976

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$18,815	$5,939	$24,754
Accrued expenses	17,448	(9,186)	8,262
Due to affiliates	—	1,504	1,504
Current portion of notes payable	247	—	247
Current derivative financial instrument liabilities	66,379	1,976	68,355

Total current liabilities	102,889	233	103,122
Non-current liabilities:
Long-term derivative financial instrument liabilities	81,597	3,709	85,306
Asset retirement obligation	1,939	186	2,125
Notes payable	142,149	—	142,149

Non-current liabilities	225,685	3,895	229,580
Total liabilities	328,574	4,128	332,702
Commitments and contingencies	—	—	—
Partners’ equity:
Partners’ equity	208,921	(208,921)	—
Accumulated other comprehensive loss	(128,811)	128,811	—
Common unitholders	—	78,392	78,392
Subordinated unitholder — affiliate	—	(5,821)	(5,821)
General partner — affiliate	—	(297)	(297)

Total partners’ equity	80,110	(7,836)	72,274

Total liabilities and partners’ equity	$408,684	$(3,708)	$404,976

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
     The following tables outline the effects of the restatement adjustments on our Consolidated Statements of Operations for the periods indicated (in thousands, except share and per share data):

	Three Months Ended June 30, 2007
	As Previously	Restatement
	Reported	Adjustments	As Restated
Revenue:
Oil and gas sales	$27,867	$(297)	$27,570
Other revenue (expense)	(19)	19	—

Total revenues	27,848	(278)	27,570
Costs and expenses:
Oil and gas production	7,740	2,116	9,856
Transportation expense	6,809	111	6,920
General and administrative	4,093	240	4,333
Depreciation, depletion and amortization	7,326	820	8,146
Misappropriation of funds	—	500	500

Total costs and expenses	25,968	3,787	29,755

Operating income (loss)	1,880	(4,065)	(2,185)
Other income (expense):
Gain from derivative financial instruments	279	8,112	8,391
Other income (expense)	(304)	(19)	(323)
Interest income	103	—	103
Interest expense	(7,189)	—	(7,189)

Total other income (expense)	(7,111)	8,093	982

Net income (loss)	$(5,231)	$4,028	$(1,203)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2007
	As Previously	Restatement
	Reported	Adjustments	As Restated
Revenue:
Oil and gas sales	$53,416	$(872)	$52,544
Other revenue (expense)	(32)	32	—

Total revenues	53,384	(840)	52,544
Costs and expenses:
Oil and gas production	14,967	3,937	18,904
Transportation expense	13,170	111	13,281
General and administrative	5,846	861	6,707
Depreciation, depletion and amortization	14,063	1,888	15,951
Misappropriation of funds	—	1,000	1,000

Total costs and expenses	48,046	7,797	55,843

Operating income (loss)	5,338	(8,637)	(3,299)
Other income (expense):
Loss from derivative financial instruments	(185)	(4,971)	(5,156)
Other income (expense)	(197)	(32)	(229)
Interest income	280	—	280
Interest expense	(14,160)	(1,445)	(15,605)

Total other income (expense)	(14,262)	(6,448)	(20,710)

Net loss	$(8,924)	$(15,085)	$(24,009)

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED/CARVE OUT FINANCIAL STATEMENTS
(Unaudited)
      The following table outlines the effects of the restatement adjustments on our Consolidated Statement of Cash Flows for the period indicated (in thousands):

	Six Months Ended June 30, 2007
	As Previously	Restatement
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(8,924)	$(15,085)	$(24,009)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation, depletion and amortization	15,316	635	15,951
Change in derivative fair value	185	6,392	6,577
Capital contributions for director fees	(25)	2,795	2,770
Capital contributions for employees	2,343	(2,343)	—
Amortization of loan origination fees	1,024	(80)	944
Amortization of gas swap fees	125	(125)	—
Bad debt expense	—	22	22
(Gain) loss on sale of assets	240	(240)	—
Change in assets and liabilities:
Restricted cash	(10)	10	—
Accounts receivable, trade	(2,602)	371	(2,231)
Other receivables	(1,143)	(366)	(1,509)
Other current assets	(591)	(43)	(634)
Inventory	(1,083)	1,083	—
Due from affiliates	—	241	241
Other assets	—	193	193
Accounts payable	(3,496)	6,138	2,642
Revenue payable	2,524	(552)	1,972
Accrued expenses	(1,344)	1,518	174
Other long-term liabilities	—	80	80

Net cash provided by operating activities	2,539	644	3,183

Cash flows from investing activities:
Restricted cash	—	(10)	(10)
Increase in other assets	(10)	10	—
Equipment, development and leasehold	(45,466)	(1,553)	(47,019)
Proceeds from sale of property and equipment	(20)	20	—

Net cash used in investing activities	(45,496)	(1,533)	(47,029)

Cash flows from financing activities:
Proceeds from revolver note	10,000	—	10,000
Repayments of note borrowings	(300)	1	(299)
Capital contributions (distributions)	23,511	(33)	23,478
Refinancing costs	(1,688)	1	(1,687)
Change in other long-term liabilities	80	(80)	—

Net cash provided by financing activities	31,603	(111)	31,492

Net increase (decrease) in cash	(11,354)	(1,000)	(12,354)
Cash and cash equivalents, beginning of period	21,334	(8,000)	13,334

Cash and cash equivalents, end of period	$9,980	$(9,000)	$980

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
Restatement
          As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and in Note 14 — Restatement to our consolidated financial statements, we are restating the consolidated financial statements included in this Quarterly Report on Form 10-Q/A as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and our Predecessor’s restated and reaudited carve out financial statements, for the three and six month periods ended June 30, 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended June 30, 2008 and 2007 reflects the restatements.
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
          For the six months ended June 30, 2008, our average net daily production was 56.2 million cubic feet of natural gas equivalents per day (“Mmcfe/d”).
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
Recent Developments
     PetroEdge Acquisition
          On June 5, 2008, QRCP entered into a purchase and sale agreement to acquire all the equity interests in PetroEdge Resources (WV) LLC (“PetroEdge”) for approximately $141.6 million, subject to closing adjustments. On July 11, 2008, the acquisition of PetroEdge was finalized.
          Simultaneous with the closing of this acquisition, we purchased from our Parent all of its interest in wellbores and related assets in West Virginia and New York associated with proved developed producing and proved developed non-producing reserves for approximately $72.0 million, subject to post-closing adjustments. The purchase price was based on the value of the estimated proved reserves associated with the wellbores transferred to us. We purchased over 400 oil and natural gas wellbores with estimated proved net reserves of 32.9 Bcfe as of May 1, 2008 and net production of approximately 3.3 Mmcfe/d as of July 11, 2008 from QRCP. An additional 66.7 Bcfe of estimated net proved undeveloped reserves and property acquired in the acquisition were retained by our QRCP.
     PetroEdge was a growth oriented energy company engaged in the acquisition, exploration and exploitation of natural gas and crude oil properties. PetroEdge’s focus was an aggressive acquisition and development program focused on the Eastern United States, in the Marcellus, Mississippian and Devonian formations in the Appalachian Basin.
     At May 1, 2008, PetroEdge’s total net proved reserves were estimated at 99.6 Bcfe, of which approximately 95.2% were natural gas and 32.9% were classified as proved developed, with a standardized measure of approximately $257.9 million. PetroEdge has an average net revenue interest of 81% on an 8/8ths basis.
          At the time of the acquisition, PetroEdge’s properties consisted of approximately 78,000 net acres in West Virginia, Pennsylvania and New York of which approximately 70,600 net acres were located within the generally recognized fairway of the Marcellus Shale. Included in this acreage was approximately 22,200 net acres in Lycoming County, Pennsylvania, which has seen high leasing activity by companies active in the Marcellus Shale. At the time of the acquisition, PetroEdge had over 400 wellbores, with 113 of the wells having been recently drilled by PetroEdge. Of these recently drilled wells, 100 have confirmed Marcellus Shale, and 42 wells are currently producing from the Marcellus Shale. Additionally, we believe there are over 700 potential vertical well locations for the Marcellus Shale, including significant development opportunities for Devonian Sands and Brown Shales in the same wellbore.
          During the year ended December 31, 2007 and the three months ended March 31, 2008, PetroEdge sold approximately 88% and 81%, respectively, of its gas to Dominion Field Services, Inc. No other customer accounted for more than 10% of revenues for the year ended December 31, 2007 or the three months ended March 31, 2008. In general, PetroEdge sold its gas under sale and purchase contracts, which have indefinite terms but may be terminated by either party on 30 days’ notice, other than with respect to pending transactions, or less following an event of default. In general, the contracts provide for sales prices equal to current market prices. However, PetroEdge has entered into fixed-price contracts covering 95,000 MMbtu per month through March 31,

2009 at prices ranging from $8.20/MMbtu to $9.32/MMbtu, 50,000 MMbtu per month from April 1, 2009 through October 31, 2009 at prices ranging from $8.76/MMbtu to $9.08/MMbtu and 40,000 MMbtu per month from November 1, 2009 through March 31, 2010 at a price of $8.76/MMbtu. We have agreed to sell gas to QRCP in the quantities, times and prices necessary for QRCP to fulfill its obligations under these contracts.
          On July 11, 2008, we funded the purchase of the wellbores from QRCP with borrowings under our existing revolving credit facility and a six-month $45 million bridge facility. In connection with the acquisition, our lenders increased the borrowing base of our revolving credit facility to $190 million from $160 million.
Results of Operations
          The following discussion of the results of operations and period-to-period comparisons presented below includes the historical results of the Predecessor. This discussion should be read in conjunction with the financial statements included in this report and should further be read in conjunction with the audited financial statements and notes thereto of the Predecessor included in our 2008 Form 10-K. Comparisons made between reporting periods herein are for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007. As discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That Significantly Affect Comparability of Our Results” in our 2008 Form 10-K, the Predecessor’s historical results of operations and period-to-period comparisons of its results may not be indicative of our future results.
          Overview. The following discussion of results of operations will compare balances for the three and six months ended June 30, 2008 and 2007.

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	Successor	Predecessor	Increase		Successor	Predecessor	Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
				($ in thousands)
Oil and gas sales	$49,142	$27,570	$21,572	78.2%	$87,454	$52,544	$34,910	66.4%
Oil and gas production costs	$13,898	$9,856	$4,042	41.0%	$24,283	$18,904	$5,379	28.5%
Transportation expense (related affiliate)	$8,675	$6,920	$1,755	25.4%	$17,338	$13,281	$4,057	30.5%
Depreciation, depletion and amortization	$10,855	$8,146	$2,709	33.3%	$21,554	$15,951	$5,603	35.1%
General and administrative expense	$1,669	$4,333	$(2,664)	(61.5%)	$4,767	$6,707	$(1,940)	(28.9%)
Gain (loss) from derivative financial instrument	$(105,375)	$8,391	$(113,766)	(1,355.8%)	$(149,614)	$(5,156)	$(144,458)	(2,801.7%)
Interest expense, net	$2,331	$7,086	$(4,755)	(67.1%)	$4,393	$15,325	$(10,932)	(71.3%)

          Production. The following table presents the primary components of revenues, as well as the average costs per Mcfe, for the three and six months ended June 30, 2008 and 2007.

	Three Months				Six Months
	Ended June 30,				Ended June 30,
			Increase				Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
Production Data (net):
Natural gas production (MMcf)	5,095	4,112	983	23.9%	10,061	7,836	2,225	28.4%
Oil production (BBbl)	17	2	15	750.0%	28	4	24	600.0%
Total production (MMcfe)	5,197	4,124	1,073	26.0%	10,229	7,860	2,369	30.1%
Average daily production (MMcfe/d)	57.1	45.3	11.8	26.0%	56.2	43.4	12.8	29.5%

Average Sales Price per Unit:
Natural gas equivalents (Mcfe)	$9.46	$6.69	$2.77	41.4%	$8.55	$6.68	$1.87	28.0%
Natural gas (Mcf)	$9.28	$6.68	$2.60	38.9%	$8.40	$6.68	$1.72	25.7%
Oil (Bbl)	$111.25	$55.32	$55.93	101.1%	$105.96	$52.79	$53.17	100.7%

Average Unit Costs per Mcfe:
Production costs	$2.67	$2.39	$0.28	11.7%	$2.37	$2.41	$(0.04)	(1.7)%
Transportation expense (related affiliate)	$1.67	$1.68	$(0.01)	(0.6)%	$1.69	$1.69	$—	—%
Depreciation, depletion and amortization	$2.09	$1.98	$0.11	5.6%	$2.11	$2.03	$0.08	3.9%
General and administrative expense	$0.32	$1.05	$(0.73)	(69.5)%	$0.47	$0.75	$(0.28)	(37.3)%
Interest expense, net	$0.45	$1.72	$(1.27)	(73.8)%	$0.43	$1.95	$(1.52)	(77.9)%
     Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007
          Oil and Gas Sales. The $21.6 million (78.2%) increase in oil and gas sales from $27.5 million for the three months ended June 30, 2007 to $49.1 million for the three months ended June 30, 2008 was primarily attributable to the increase in production volumes and an increase in average sales price, reflected in the table above. The increase in production volumes was achieved by the addition of more producing wells, which was mostly offset by the natural decline in production from some of our older natural gas wells. The additional wells contributed to the production of 5,197 MMcfe of net equivalent natural gas for the three months ended June 30, 2008, as compared to 4,124 MMcfe of net equivalent natural gas produced for the three months ended June 30, 2007.
          Operating Expenses. Operating expenses, which consist of oil and gas production costs and transportation expense, totaling $22.6 million for the three months ended June 30, 2008, were comprised of lease operating costs of $10.5 million, production taxes of $2.4 million, ad valorem taxes of $1.0 million, and transportation expenses of $8.7 million. The operating expenses for the three months ended June 30, 2008 compared to $16.8 million for the three months ended June 30, 2007, comprised of lease operating costs of $7.8 million, production taxes of $1.2 million, ad valorem taxes of $0.9 million, and transportation expenses of $6.9 million, increased a total of $5.8 million, or 34.6%. The increase in total operating costs is due to the acquisition of oil properties in February 2008, electrical costs and road work. Production taxes increased by approximately 100% due to increased production.
            Unit production costs, inclusive of gross production and ad valorem taxes, were $2.39 per Mcfe for the three months ended June 30, 2007 period as compared to $2.67 per Mcfe for the three months ended June 30, 2008, representing a 11.7% increase.

          Transportation expense increased $1.8 million from $6.9 million for the three months ended June 30, 2007 compared to $8.7 million for the three months ended June 30, 2008. The transportation expense per Mcfe was essentially flat ($1.67 in 2008 and $1.68 in 2007).
          Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and natural gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and natural gas properties. Our depletion of natural gas and oil properties as a percentage of oil and natural gas revenues was 20.6% for the three months ended June 30, 2008 compared to 26.9% for the three months ended June 30, 2007. Depreciation, depletion and amortization expense was $2.09 per Mcfe for the three months ended June 30, 2008 compared to $1.98 per Mcfe the three months ended June 30, 2007. Increases in our depletable basis and production volumes caused depreciation, depletion and amortization expense to increase $2.7 million to $10.9 million for the three months ended June 30, 2008 compared to $8.1 million for the three months ended June 30, 2007.
          General and Administrative Expense. General and administrative expense decreased from $4.3 million for the three months ended June 30, 2007 to $1.7 million for the three months ended June 30, 2008. This decrease is due in part to a decrease in legal fees, salaries including stock awards to employees, and an increase in capitalized general and administrative costs to the full cost pool offset by an increase in board fees, larger corporate offices, and professional fees. Additionally the decrease in general and administrative expense due in part to the fact that prior to our formation in 2007, QRCP allocated all of its general and administrative expenses to our Predecessor and did not have any unallocated corporate general and administrative expense.
          Gain (Loss) From Derivative Financial Instruments. Gain (loss) from derivative financial instruments was a loss of $105.4 million for the three months ended June 30, 2008, which included an unrealized loss of $96.3 million and a realized loss of $9.1 million. Gain (loss) from derivative financial instruments was a gain of $8.4 million for the three months ended June 30, 2007, which included a $7.9 million unrealized gain and a $0.4 million realized gain.
          Interest Expense, Net. Interest expense decreased to approximately $2.3 million for the three months ended June 30, 2008 from $7.1 million for the three months ended June 30, 2007, due to the refinancing of our credit facilities in November 2007 in connection with our initial public offering, which resulted in lower outstanding borrowings and lower interest rates.
     Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007
          Oil and Gas Sales. The $34.9 million (66.4%) increase in oil and gas sales from $52.5 million for the six months ended June 30, 2007 to $87.4 million for the six months ended June 30, 2008 was primarily attributable to the increase in production volumes and an increase in average sales price, reflected in the table above. The increase in production volumes was achieved by the addition of more producing wells, which was partially offset by the natural decline in production from some of our natural older gas wells. The additional wells contributed to the production of 10,061 MMcf of net natural gas for the six months ended June 30, 2008, as compared to 7,836 MMcf of net natural gas produced in the same period last year. Our product prices on an equivalent basis (Mcfe) increased from an average of $6.68 per Mcfe for the six months ended June 30, 2007 to an average of $8.55 per Mcfe for the six months ended June 30, 2008.
          Operating Expenses. Operating expenses, which consist of oil and natural gas production costs and transportation expense, totaling $41.6 million for the six months ended June 30, 2008, were comprised of lease operating costs of $18.3 million, production taxes of $4.2 million, ad valorem taxes of $1.8 million, and transportation expenses of $17.3 million. The operating expenses for the six months ended June 30, 2008 compared to $32.2 million for the six months ended June 30, 2007, comprised of lease operating costs of $14.8 million, production taxes of $2.3 million, ad valorem taxes of $1.8 million, and transportation expenses of $13.3 million, increased a total of $9.4 million, or 29.3%. The increase in operating costs is due to the acquisition of oil properties during February 2008, electrical costs and road work.

Production taxes increased by approximately 83% due to increased production. Unit production costs, inclusive of gross production and ad valorem taxes, were $2.41 per Mcfe for the six months ended June 30, 2007 as compared to $2.37 per Mcfe for the six months ended June 30, 2008, representing a 1.7% decrease.
          Transportation expense increased $4.1 million from $13.2 million for the six months ended June 30, 2007 compared to $17.3 million for the six months ended June 30, 2008, resulting in an average transportation expense of $1.69 per Mcfe for both periods.
          Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period, including the periods described below. These variances result from changes in our oil and natural gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and natural gas properties. Our depletion of oil and natural gas properties as a percentage of oil and gas revenues was 23.0% for the six months ended June 30, 2008 compared to 27.0% for the six months ended June 30, 2007. Depreciation, depletion and amortization expense was $2.11 per Mcfe for the six months ended June 30, 2008 compared to $2.03 per Mcfe for the six months ended June 30, 2007. Increases in our depletable basis and production volumes caused depreciation, depletion, and amortization expense to increase $5.6 million to $21.6 million for the six months ended June 30, 2008 compared to $16.0 million for the six months ended June 30, 2007.
          General and Administrative Expense. General and administrative expense decreased from $6.7 million for the six months ended June 30, 2007 to $4.8 million for the six months ended June 30, 2008. This decrease is due in part to a decrease in legal fees, stock awards to employees, and an increase in capitalized general and administrative costs to the full cost pool offset by an increase in board fees, larger corporate offices, and professional fees. Additionally, the decrease in general and administrative expense is due in part to the fact that prior to our formation in 2007, QRCP allocated all of its general and administrative expenses to our Predecessor and did not have any unallocated corporate general and administrative expense.
          Loss From Derivative Financial Instruments. Loss from derivative financial instruments was a loss of $149.6 million for the six months ended June 30, 2008, which included a $139.3 million unrealized loss and a $10.3 million realized loss. Loss from derivative financial instruments was a loss of $5.2 million for the six months ended June 30, 2007, which included a $6.6 million unrealized loss and a $1.4 million realized gain.
          Interest Expense, Net. Interest expense, net decreased to approximately $4.4 million for the six months ended June 30, 2008 from $15.3 million for the six months ended June 30, 2007, due to the refinancing of our credit facilities in 2007 in connection with our initial public offering, which resulted in lower outstanding borrowings and lower interest rates.
Net Loss
          We recorded a net loss of $93.6 million for the three months ended June 30, 2008 as compared to a net loss of $1.2 million for the three months ended June 30, 2007. The increase in net loss is primarily attributable to the loss from derivative financial instruments of $105.4 million for the three months ended June 30, 2008.
          We recorded a net loss of $134.4 million for the six months ended June 30, 2008 as compared to a net loss of $24.0 million for the six months ended June 30, 2007. The increase in net loss is primarily attributable to the loss from derivative financial instruments of $149.6 million for the six months ended June 30, 2008.

Liquidity and Capital Resources
Liquidity
          Our primary sources of liquidity are cash generated from our operations, amounts available under our credit agreements and funds from future private and public equity and debt offerings. Please read Notes 6 and 13 to our financial statements included in this report for additional information regarding our credit agreements.
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
          At June 30, 2008, we had current assets of $47.8 million. Our working capital (current assets minus current liabilities, excluding the current derivative asset and liability of $1.8 million and $68.4 million, respectively) was $11.2 million at June 30, 2008, compared to $3.4 million at December 31, 2007.
          Because of the seasonal nature of oil and gas production, we may make short-term working capital borrowings in order to level out our distributions during the year. In addition, a substantial portion of our production is hedged. We are generally required to settle a portion of our commodity hedges on each of the 5th and 25th day of each month. As is typical in the oil and gas and gas business, we do not generally receive the proceeds from the sale of the hedged production until around the 25th day of the following month. As a result, when oil and gas prices increase and are above the prices fixed in our derivative contracts, we will be required to pay the hedge counterparty the difference between the fixed price in the derivative contract and the market price before we receive the proceeds from the sale of the hedged production. If this were to occur, we may make working capital borrowings to fund our distributions. Because we will distribute our available cash, we will not have those amounts available to reinvest in our business to increase our reserves and production. Because we will distribute a substantial amount of our cash flows (after making principal and interest payments on our indebtedness) rather than reinvest those cash flows in our business, we may not grow as quickly as other companies or at all.
Capital Expenditures
          During the six months ended June 30, 2008, a total of approximately $61.0 million of capital expenditures was invested. These investments were funded by cash flow from operations and the proceeds of our borrowings of $48 million under Quest Cherokee’s credit facility.
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
Cash Flows
          Cash Flows from Operating Activities. Net cash provided by operating activities totaled $36.6 million for the six months ended June 30, 2008 as compared to $3.2 million for the six months ended June 30, 2007. This increase resulted from increased revenues.
          Cash Flows Used in Investing Activities. Net cash used in investing activities totaled $59.9 million for the six months ended June 30, 2008 as compared to $47.0 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, a total of approximately $61.0 million of capital expenditures was invested.
          Cash Flows from Financing Activities. Net cash provided by financing activities totaled $34.6 million for the six months ended June 30, 2008 as compared to $31.5 million for the six months ended June 30, 2007, and related to the financing of capital expenditures. The net cash provided from financing activities during the six months ended June 30, 2008 was due primarily to $48 million of borrowings under the Quest Cherokee credit facility, offset by $13.3 million in distributions to unitholders.
Contractual Obligations
          Future payments due on our contractual obligations as of June 30, 2008 are as follows:

	Payments Due by Period
		Less			More
		Than 1	1-3	4-5	Than 5
	Total	Year	Years	Years	Years
	($ in thousands)
Revolving credit facility	$142,000	$—	$142,000	$—	$—
Notes payable	396	247	111	32	6
Interest expense obligation (1)	22,720	9,734	12,983	3	—
Lease obligations	498	110	202	186	—
Drilling contractor	856	856	—	—	—

Total	$166,470	$10,947	$155,296	$221	$6

(1)	The interest payment obligation was computed using the LIBOR interest rate as of June 30, 2008. If the interest rate were to change 1%, then the total interest payment obligation would change by $1.4 million.

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
     When you consider these forward-looking statements, you should keep in mind these risk factors and the other factors discussed under Item 1A. “Risk Factors” in our 2008 Form 10-K and Part II, Item 1A. of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our most significant market risk is commodity price risk. We seek to mitigate this risk through the use of fixed-price contracts.
          The following table summarizes the estimated volumes, fixed prices, and fair value attributable to the fixed-price contracts as of June 30, 2008.

	Six Months
	Ending
	December 31,	Years Ending December 31,
	2008	2009	2010	2011	2012	Total
			(dollars in thousands, except per MMBtu and Bbl data)
Natural Gas Swaps:
Contract volumes (MMBtu)	5,659,656	14,629,200	12,499,060	2,000,004	2,000,004	36,787,924
Weighted average fixed price per MMBtu (1)	$6.98	$7.78	$7.42	$8.00	$8.11	$7.57
Fair value, net	$(22,159)	$(47,865)	$(34,117)	$(3,543)	$(3,150)	$(110,834)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	3,532,984	—	—	3,000,000	3,000,000	9,532,984
Ceiling	3,532,984	—	—	3,000,000	3,000,000	9,532,984
Weighted average fixed price per MMBtu (1)
Floor	$6.54	$—	$—	$7.00	$7.00	$6.83
Ceiling	$7.53	$—	$—	$9.40	$9.60	$8.77
Fair value, net	$(18,282)	$—	$—	$(5,432)	$(3,775)	$(27,489)
Total Natural Gas Contracts(2):
Contract volumes (MMBtu)	9,192,640	14,629,200	12,499,060	5,000,004	5,000,004	46,320,908
Weighted average fixed price per MMBtu (1)	$6.81	$7.78	$7.42	$7.40	$7.44	$7.41
Fair value, net	$(40,441)	$(47,865)	$(34,117)	$(8,975)	$(6,925)	$(138,323)
Oil Swaps:
Contract volumes (Bbl)	18,000	36,000	30,000	—	—	84,000
Weighted average fixed price per Bbl (1)	$95.92	$90.07	$87.50	—	—	$90.91
Fair value, net	$(805)	$(1,755)	$(1,405)	$—	$—	$(3,965)

(1)	The prices to be realized for hedged production are expected to vary from the prices shown due to basis.

(2)	Does not include basis swaps with a notional volume of 3,156,000 MMBtu for 2008.
          There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2007, in Item 7A of our 2008 Form 10-K. For more information on our risk management activities, see Note 7 to our consolidated/carve out financial statements.
Item 4(T).  Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In the originally filed Form 10-Q for the quarter ended June 30, 2008, our former principal executive officer and former principal financial officer evaluated disclosure controls and procedures and concluded they were effective. Subsequent to the original filing, we identified material weaknesses, as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
     In connection with the preparation of this Quarterly Report on Form 10-Q/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer of our general partner, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were not effective as of June 30, 2008. Under the management services agreement between us and Quest Energy Service, all of our financial reporting services are provided by Quest Energy Service. QRCP has advised us that it is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout QRCP and its subsidiaries and affiliates for whom it is responsible for providing accounting and finance services, including us, and by strengthening the accounting department through adding new personnel and resources. QRCP has obtained, and has advised us that it will continue to seek, the assistance of the Audit Committee of our general partner in connection with this process of remediation. Notwithstanding this determination, our management believes that the consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

Management identified the following control deficiencies that constituted material weaknesses as of June 30, 2008:
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
Changes in Internal Controls
     Except as described above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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