Form 10-K/A
period 2008-12-31
Quest Energy Partners, L.P.
filed 2009-07-29
CIK 1407185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE TO AMENDMENT NO. 1

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2009 (the “Original Filing”), of Quest Energy Partners, L.P. (the “Partnership”) is being filed to correct an error identified in July 2009 related to the incorrect classification of realized gains on commodity derivative instruments during the year ended December 31, 2008. This error resulted in an understatement of revenue and an overstatement of the gain from derivative financial instruments by approximately $14.6 million for the year ended December 31, 2008 of which $2.4 million, $17.8 million, $15.1 million and $(20.7) million related to the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The error had no effect on net income (loss), net income (loss) per unit, partners’ equity or the Partnership’s Consolidated Balance Sheet, Consolidated Statement of Cash Flows or Consolidated Statement of Partners’ Equity as of and for the year ended December 31, 2008, or any of the interim periods during 2008. In accordance with the guidance in Staff Accounting Bulletin No. 99, “Materiality,” management evaluated this error from a quantitative and qualitative perspective and concluded it was not material to any period.

This Amendment sets forth the Original Filing in its entirety; however, this Amendment only amends (i) amounts and disclosures related to the above error within the consolidated financial statements and elsewhere within the Original Filing; (ii) disclosures for certain events occurring subsequent to the Original Filing as identified in Note 4 — Long-Term Debt and Note 17 — Subsequent Events, and (iii) other insignificant items to correct for certain typographical and other minor errors identified within the Original Filing. Except as set forth in the preceding sentence, the Partnership has not modified or updated disclosures presented in the original filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Partnership’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

In addition, in accordance with applicable SEC rules, this Amendment includes currently-dated certifications from our general partner’s Chief Executive Officer and President, who is our principal executive officer, and our general partner’s Chief Financial Officer, who is our principal financial officer, in Exhibits 31.1, 31.2, 32.1 and 32.2.

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

EXPLANATORY NOTE TO ANNUAL REPORT

This Annual Report on Form 10-K/A for the year ended December 31, 2008 includes our restated and reaudited consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and our Predecessor’s restated and reaudited carve out financial statements, as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007. We recently filed (i) an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 including restated consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007; (ii) an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 including restated consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007; and (iii) a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 including consolidated financial statements for the three and nine month periods ended September 30, 2008 and 2007.

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

The restated consolidated financial statements included in this Form 10-K/A correct errors in a majority of the financial statement line items in the previously issued consolidated financial statements for all periods presented. The most significant errors (by dollar amount) consist of the following:

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

	Successor	Predecessor
	As of December 31
	2007	2006	2005

Partners’ equity as previously reported	$228,760	$51,091	$69,547
Effect of the Transfers	(9,500)	(8,000)	(2,000)
Reversal of hedge accounting	707	(2,389)	(8,177)
Accounting for formation of Quest Cherokee	(15,102)	(15,102)	(15,102)
Capitalization of costs in full cost pool	(24,007)	(12,671)	(5,388)
Recognition of costs in proper periods	(1,540)	(233)	(272)
Depreciation, depletion and amortization	11,920	8,249	4,054
Impairment of oil and gas properties	30,719	30,719	—
Other errors	(2,227)	(4,910)	(3,920)

Partners’ equity as restated	$219,730	$46,754	$38,742

	Successor	Predecessor
	November 15, 2007	January 1, 2007
	to	to
	December 31,	November 14,	Year Ended December 31
	2007	2007	2006	2005

Net loss as previously reported	$(18,511)	$(19,191)	$(47,549)	$(25,192)
Effect of the Transfers	—	(1,500)	(6,000)	(2,000)
Reversal of hedge accounting	1,110	73	53,387	(42,854)
Accounting for formation of Quest Cherokee	—	—	—	(10,319)
Capitalization of costs in full cost pool	(1,839)	(9,497)	(7,283)	(5,388)
Recognition of costs in proper periods	—	(1,307)	39	(80)
Depreciation, depletion and amortization	335	3,336	4,195	1,448
Impairment of oil and gas properties	—	—	30,719	—
Other errors	(301)	(1,088)	1,625	(922)

Net income (loss) as restated	$(19,206)	$(29,174)	$29,133	$(85,307)

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

All dollar amounts and other data presented in our previously filed Annual Report on Form 10-K for the year ended December 31, 2007 have been revised to reflect the restated amounts throughout this Form 10-K/A, even where such amounts are not labeled as restated.

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

Our primary business objective for 2009 has been adjusted in response to the recent turmoil in the financial markets and the economy in general, including the reduction in commodity prices which was then exacerbated by the significantly increased general and administrative costs we have incurred as a result of the investigation and the reaudits and restatements of our consolidated financial statements. In 2009, our primary focus is to maintain our assets while working towards the completion of a recombination of us, QRCP and Quest Midstream into a newly formed holding company structure (the “Recombination”) in order to simplify our organizational structure. On July 2, 2009, we, Quest Midstream, QRCP and other parties thereto entered into an Agreement and Plan of Merger, which followed the execution of a non-binding letter of intent by the three Quest entities that was publicly announced on June 3, 2009 with respect to the Recombination. We are also working with our lenders to restructure our debt. We are no longer focused on traditional master limited partnership goals and objectives like the payment of cash distributions and we do not expect to pay distributions in 2009 and we are unable to estimate at this time when distributions may be resumed. The completion of the Recombination will be subject to a number of conditions and uncertainties. For more information, please read “— Recent Developments — Outlook for 2009; Recombination” and Item 1A. “Risk Factors — The Merger Agreement for the Recombination is subject to closing conditions that could result in the completion of the Recombination being delayed or not consummated, which could lead to liquidation or bankruptcy” and “— Failure to complete the proposed Recombination could negatively impact the market price of our common units and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Recombination.”

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

The investigation is substantially complete. The investigation revealed that the Transfers resulted in a loss of funds totaling approximately $10 million by QRCP. Further, it was determined that David E. Grose directly participated and/or materially aided Jerry D. Cash in connection with the unauthorized Transfers. In addition, the Oklahoma Department of Securities has filed a lawsuit alleging that David E. Grose and Brent Mueller each received kickbacks of approximately $0.9 million from several related suppliers over a two-year period and that during the third quarter of 2008, they also engaged in the direct theft of $1 million for their personal benefit and use. In March 2009, Mr. Mueller pled guilty to one felony count of misprision of justice. Sentencing is pending. We filed lawsuits against all three of these individuals seeking an asset freeze and damages related to the Transfers, kickbacks and thefts and we intend to pursue all remedies available under the law. The lawsuits against Jerry D. Cash were settled on May 19, 2009. See “— Settlement Agreements” below. There can be no assurance that we will be successful in recovering any additional amounts. Any additional recoveries may consist of assets other than cash and accurately valuing such assets in the current economic climate may be difficult. Any amounts recovered will be recognized by us for financial accounting purposes only in the period in which the recovery occurs. We received all of Mr. Cash’s equity interest in STP Newco, Inc. (“STP”), which owns certain oil producing properties in Oklahoma, as reimbursement for a portion of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by us. We are in the process of establishing the value of the interest in STP.

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

NASDAQ Non-compliance

Our common units are currently listed on the NASDAQ Global Market. On November 19, 2008, we received a letter from the staff of NASDAQ indicating that, because of our failure to timely file our Form 10-Q for the quarter ended September 30, 2008, we no longer complied with the continued listing requirements set forth in NASDAQ Marketplace Rule 4310(c)(14) (now Rule 5250(c)(1)). As permitted by NASDAQ rules, on January 20, 2009, we timely submitted a plan to NASDAQ staff to regain compliance. Following a review of this plan, NASDAQ staff granted us an extension until May 18, 2009 to file our Form 10-Q. We did not file our Form 10-Q for the quarter ended September 30, 2008 on that date. On May 18, 2009, we received a staff determination notice (the “Staff Determination”) from NASDAQ stating that our common units were subject to delisting since we were not in compliance with the filing requirements for continued listing. A hearing to appeal the Staff Determination was held on June 11, 2009 before the NASDAQ Listing Qualifications Hearing Panel (the “Panel”). On July 15, 2009, we received a letter from NASDAQ advising us that the Panel had granted our request for continued listing on NASDAQ. The terms of the Panel’s decision include a condition that we file our quarterly reports on Form 10-Q for the quarters ended September 30, 2008 and March 31, 2009 by August 15, 2009. If we have not filed all of our delinquent periodic reports by August 15, 2009, there can be no assurances that the Panel will grant a further extension to allow us additional time to file such reports or that our common units will not be delisted.

Credit Agreement Amendments

In October 2008, we and our operating subsidiary Quest Cherokee entered into amendments to our Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement”) and our Amended and Restated Credit Agreement (our “First Lien Credit Agreement”, and collectively our “credit agreements”) that, among other things, amended and/or waived certain of the representations and covenants contained in each credit agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among us, QRCP and Quest Midstream. The amendment to our Second Lien Loan Agreement also extended the maturity date thereof from January 11, 2009 to September 30, 2009 due to our inability to refinance the Second Lien Loan Agreement as a result of a combination of things including the ongoing investigation and the global financial crisis. The amendments also restricted our ability to pay distributions.

In June 2009, we and Quest Cherokee entered into amendments to our credit agreements that, among other things, defer until August 15, 2009 the obligation to deliver unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

In July 2009, Quest Cherokee received notice from RBC that the borrowing base under the First Lien Credit Agreement had been reduced from $190 million to $160 million, which, following the principal payment discussed below, resulted in the outstanding borrowings under the First Lien Credit Agreement exceeding the new borrowing base by $14 million (the “Borrowing Base Deficiency”). In anticipation of the reduction in the borrowing base, Quest Cherokee amended or exited certain of its above the market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Cherokee did not exit were set to market prices at the time. At the same time, Quest Cherokee entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Cherokee made a principal payment of $15 million on the First Lien Credit Agreement. On July 8, 2009, Quest Cherokee repaid the $14 million Borrowing Base Deficiency.

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

Decrease in Year-End Reserves; Impairment

Due to the low price for natural gas as of December 31, 2008 as described above, revisions resulting from further technical analysis (see Note 19 — Supplemental Information on Oil and Gas Producing Activities (Unaudited) to the accompanying consolidated financial statements) and production during the year, proved reserves decreased 20.8% to 167.1 Bcfe at December 31, 2008 from 211.1 Bcfe at December 31, 2007, and the standardized measure of our proved reserves decreased 51.6% to $156.1 million as of December 31, 2008 from $322.5 million as of December 31, 2007. The December 31, 2008 reserves were calculated using a spot price of $5.71 per Mmbtu (adjusted for basis differential, prices were $5.93 per Mmbtu in the Appalachian Basin and $4.84 per Mmbtu in the Cherokee Basin). As a result of this decrease, we recognized a non-cash impairment of $245.6 million for the year ended December 31, 2008. As a result, the lenders under our revolving credit facility reduced our borrowing base in July 2009. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity in 2009 and Capital Requirements.”

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

Recombination

Given the liquidity challenges we are facing, we have undertaken a strategic review of our assets and have evaluated and continue to evaluate transactions to dispose of assets, liquidate derivative contracts, or enter into new derivative contracts in order to raise additional funds for operations and/or to repay indebtedness. In addition, in the current economic environment we believe the complexity and added overhead costs of QRCP’s corporate structure is negatively affecting our ability to restructure our indebtedness and raise additional equity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” On July 2, 2009, we, Quest Midstream, QRCP and other parties thereto entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the three companies would recombine. The recombination would be effected by forming a new, yet to be named, publicly-traded corporation (“New Quest”) that, through a series of mergers and entity conversions, would wholly-own all three entities. The Merger Agreement follows the execution of a non-binding letter of intent by the three Quest entities that was publicly announced on June 3, 2009. New Quest would continue to develop the unconventional resources of the Cherokee and Appalachian Basins with a clear focus on value creation through efficient operations. While we anticipate completion of the Recombination before the end of 2009, it remains subject to the satisfaction of a number of conditions, including, among others, the arrangement of one or more satisfactory credit facilities for New Quest, the approval of the transaction by our unitholders, QRCP stockholders and the unitholders of Quest Midstream, and consents from each entity’s existing lenders. There can be no assurance that these conditions will be met or that the Recombination will occur.

Upon completion of the Recombination, the equity of New Quest would be owned approximately 33% by our current common unitholders (other than QRCP), approximately 44% by current Quest Midstream common unitholders, and approximately 23% by current QRCP stockholders.

Our Relationship with QRCP and Quest Midstream

QRCP is an integrated independent energy company engaged in the acquisition, exploration, development, production and transportation of oil and natural gas. QRCP controls us through its ownership of our general partner, which owns a 2% general partner interest in us as well as all of the incentive distribution rights.

Pursuant to a midstream services and gas dedication agreement, all of our natural gas production in the Cherokee Basin is connected into Quest Midstream’s approximately 2,173-mile natural gas gathering pipeline network. Quest Midstream is a privately owned master limited partnership, formed by QRCP to acquire and develop transmission and gathering assets in the midstream oil and natural gas industry. For additional descriptions concerning our relationships with QRCP and our other affiliates, see Item 13. “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K/A.

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

	Successor		Predecessor
	December 31,
	2008	2007	2006

Proved reserves
Gas (Mcf)	162,984,141	210,923,406	198,040,000
Oil (Bbls)	682,031	36,556	32,272
Total (Mcfe)	167,076,327	211,142,742	198,233,632
Proved developed gas reserves (Mcf)	134,837,100	140,966,300	122,390,400
Proved undeveloped gas reserves (Mcf)	28,147,041	69,957,106	75,649,600
Proved developed oil reserves (Bbls)(1)	682,031	36,556	32,272
Proved developed reserves as a percentage of total proved reserves	83.2%	66.9%	61.8%
Standardized measure (in thousands)(2)	$156,057	$322,538	$230,832

(1)	Although we have proved undeveloped oil reserves, they are insignificant, so no effort was made to calculate such reserves.

(2)	Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenues. Our standardized measure does not reflect any future income tax expenses, for the successor period, because we are not subject to federal income taxes. Standardized measure does not give effect to commodity derivative transactions. For a description of our derivative transactions, see Note 7 — Financial Instruments and Note 6 — Derivative Financial Instruments, in the notes to the consolidated financial statements of this Form 10-K/A. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standards Board (“FASB”) pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

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

	Successor		Predecessor
		November 15	January 1
	Year Ended	to	to	Year Ended
	December 31,	December 31,	November 14,	December 31,
	2008	2007	2007	2006

Net Production:
Gas (Bcf)	21.33	2.43	14.55	12.30
Oil (Bbls)	69,812	396	6,674	9,808
Gas equivalent (Bcfe)	21.75	2.43	14.59	12.36
Oil and Gas Sales ($ in thousands):
Gas sales	$156,044	$15,314	$89,539	$71,836
Oil sales	6,448	34	398	574

Total oil and gas sales	$162,492	$15,348	$89,937	$72,410
Avg Sales Price:
Gas ($ per Mcf)	$7.32	$6.30	$6.15	$5.84
Oil ($ per Bbl)	$92.36	$85.86	$59.63	$58.52
Gas equivalent ($ per Mcfe)	$7.47	$6.32	$6.16	$5.86
Oil and gas operating expenses ($ per Mcfe):
Lifting	$1.56	$1.73	$1.22	$1.52
Production and property tax	0.45	0.41	0.43	0.49

Net Revenue ($ per Mcfe)	$5.46	$4.18	$4.51	$3.85

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

As of December 31, 2008, approximately 36,000 Bbls of our Seminole County crude oil production is hedged utilizing NYMEX contracts at a weighted average price of $90.07/Bbl for 2009 and approximately 30,000 Bbls of our Seminole County crude oil production is hedged utilizing NYMEX contracts for 2010 through 2012 at a weighted average price of $87.50/Bbl. For more information on our derivative contracts, see Note 6 — Derivative Financial Instruments and Note 7 — Financial Instruments, in the notes to the consolidated financial statements in Item 8 of this Form 10-K/A.

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

GLOSSARY OF SELECTED TERMS

The following is a description of the meanings of some of the oil and natural gas industry terms used in this Form 10-K/A.

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

Based on management’s evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our independent registered public accounting firm, UHY LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, and their report appears in this Annual Report on Form 10-K/A.

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

If a default occurs and we are unable to obtain the necessary waivers from our lenders, our assets will be subject to foreclosure or other collection efforts and we may be forced to sell assets, issue additional equity securities or refinance our credit agreements at unfavorable prices.

Our borrowing base under our First Lien Credit Agreement could be redetermined to an amount that creates a deficiency that we do not have the ability to pay.

Our First Lien Credit Agreement limits the amount we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. Outstanding borrowings in excess of the borrowing base will be required to be repaid (1) in four equal monthly installments following receipt of notice of the new borrowing base or (2) immediately if the borrowing base is reduced in connection with a sale or disposition of certain properties in excess of 5% of the borrowing base. Additionally, if the lenders’ exposure under the letters of credit exceeds this amount after all borrowings under the credit agreements have been repaid, Quest Energy will be required to provide additional collateral.

In July 2009, Quest Energy received notice from RBC that the borrowing base under the First Lien Credit Agreement had been reduced from $190 million to $160 million. There can be no assurance that the borrowing base will not be further reduced in the future.

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

The Merger Agreement for the Recombination is subject to closing conditions that could result in the completion of the Recombination being delayed or not consummated, which could lead to liquidation or bankruptcy.

Under the Merger Agreement, completion of the Recombination is subject to the satisfaction of a number of closing conditions, including, among others, the arrangement of one or more satisfactory credit facilities for New Quest, the approval of the transaction by our unitholders, QRCP’s stockholders and the unitholders of Quest Midstream, and consents from each entity’s existing lenders. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived, and the Recombination may not occur. Failure to consummate the Recombination could negatively impact our unit price, future business and operations, and financial condition. Any delay in the consummation of the Recombination or any uncertainty about the consummation of the Recombination may lead to liquidation or bankruptcy and may adversely affect our future business, growth, revenue and results of operations.

Failure to complete the proposed Recombination could negatively impact the market price of our common units and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Recombination.

QRCP’s stockholders, our unitholders and Quest Midstream’s unitholders may not approve the matters relating to the Recombination if presented to them. If the Merger Agreement for the Recombination is not agreed to or if the Recombination is not completed for any reason, we could be subject to several risks that we would not otherwise face including the following:

•	the diversion of management’s attention directed toward the Recombination and other affirmative and negative covenants in the Merger Agreement that may restrict our business;

•	the failure to pursue other beneficial opportunities as a result of management’s focus on the Recombination without realizing any of the anticipated benefits of the Recombination;

•	the market price of our common units may decline to the extent that the current market price reflects a market assumption that the Recombination will be completed; and

•	incurring substantial transaction costs related to the Recombination, such as investment banking, legal and accounting fees, printing expenses and other related charges that must be paid even if the Recombination is not completed.

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

Under the midstream services agreement, we pay Quest Midstream a fee per MMBtu for gathering, dehydration and treating services and a compression fee. These fees are subject to an annual upward adjustment based on increases in the producer price index and the market price for gas for the prior calendar year. If these fees increase at a faster rate than the realized prices that we receive from sale of our gas, our results of operations and our ability to make cash distributions to our unitholders may be adversely affected. Such fees are subject to renegotiation in connection with each of the two five year renewal terms, beginning after the initial term expires on December 1, 2016. In addition, at any time after each five year anniversary of the date of the midstream services agreement, each party will have a one-time option to elect to renegotiate the fees and/or the basis for the annual adjustment to the fees if the party believes there has been a material change to the economic returns or financial condition of either party. If the parties are unable to agree on the changes, if any, to be made to such terms, then the parties will enter into binding arbitration to resolve any dispute with respect to such terms. The renegotiated fees may not be as favorable to us as the initial fees. For 2009, the fees are $0.596 per MMBtu of gas for gathering, dehydration and treating services and $1.319 per MMBtu of gas for compression services. For additional information regarding the midstream services agreement, please read “Business and Properties — Gas Gathering — Midstream Services Agreement” under Items 1 and 2 of this Form 10-K/A.

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

Lower gas prices may not only decrease our revenues, profitability and cash flows, but also reduce the amount of oil and gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. Substantial decreases in oil and gas prices would render a significant number of our planned exploration and development projects uneconomic. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil or gas properties for impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. For example, for the year ended December 31, 2008, we had an impairment charge of $245.6 million. Due to a further decline in natural gas prices between December 31, 2008 and March 31, 2009, we expect to incur an additional impairment charge of approximately $85.0 million to $105.0 million for the quarter ended March 31, 2009. We may incur further impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our credit agreements which in turn may adversely affect our ability to resume and sustain cash distributions.

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

We are currently involved in government and internal investigations involving various of our operations. As discussed in the Explanatory Note to Annual Report immediately preceding Part I of this Annual Report on Form 10-K/A, an inquiry and investigation initiated by the Oklahoma Department of Securities revealed questionable Transfers of funds by QRCP’s subsidiaries to an entity controlled by Jerry D. Cash. The Oklahoma Department of Securities has filed lawsuits against Jerry D. Cash, David E. Grose and Brent Mueller, and the Oklahoma Department of Securities, the Federal Bureau of Investigation, the Department of Justice, the SEC, and the IRS are currently conducting investigations related to the Transfers and these individuals.

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

We did not file our Form 10-Q for the quarter ended September 30, 2008 on that date and on May 18, 2009, we received a Staff Determination from NASDAQ stating that our common units are subject to delisting since we were not in compliance with the filing requirements for continued listing. We requested and were granted a hearing before the NASDAQ Listing Panel to appeal the Staff Determination. The hearing was held on June 11, 2009. On July 15, 2009, we received a letter from NASDAQ advising us that the Panel had granted our request for continued listing on NASDAQ. The terms of the Panel’s decision include a condition that we file our quarterly reports on Form 10-Q for the quarters ended September 30, 2008 and March 31, 2009 by August 15, 2009. If we have not filed all of our delinquent periodic reports by August 15, 2009, there can be no assurances that the Panel will grant a further extension to allow us additional time to file such reports or that our common units will not be delisted.

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

Federal Securities Class Actions

Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-936-M U.S., District Court for the Western District of Oklahoma, filed September 5, 2008

James Jents, individually and on behalf of all others similarly situated v. Quest Resource Corporation, Jerry Cash, David E. Grose, and John Garrison, Case No. 08-cv-968-M, U.S. District Court for the Western District of Oklahoma, filed September 12, 2008

J. Braxton Kyzer and Bapui Rao, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation and David E. Grose, Case No. 08-cv-1066-M, U.S. District Court for the Western District of Oklahoma, filed October 6, 2008

Paul Rosen, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-978-M, U.S. District Court for the Western District of Oklahoma, filed September 17, 2008

Four putative class action complaints were filed in the United States District Court for the Western District of Oklahoma against Quest Energy GP et al. The complaints were filed by certain unitholders on behalf of themselves and other unitholders who purchased our common units between November 7, 2007 and August 25, 2008 and by certain stockholders on behalf of themselves and other stockholders who purchased QRCP’s common stock between May 2, 2005 and August 25, 2008. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act of 1933. The complaints allege that the defendants violated the federal securities laws by issuing false and misleading statements and/or concealing material facts concerning certain unauthorized transfers of funds from subsidiaries of QRCP to entities controlled by our former chief executive officer, Jerry D. Cash. The complaints also allege that, as a result of these actions, our unit price and the stock price of QRCP was artificially inflated during the class period. On December 29, 2008 the court consolidated these complaints as Michael Friedman, individually and on behalf of all others similarly situated v. Quest Energy Partners LP, Quest Energy GP LLC, Quest Resource Corporation, Jerry Cash, and David E. Grose, Case No. 08-cv-936-M, in the Western District of Oklahoma. Various individual plaintiffs have filed multiple rounds of motions seeking appointment as lead plaintiff, however the court has not yet ruled on these motions and appointed a lead plaintiff. Once a lead plaintiff is appointed, the lead plaintiff must file a consolidated amended complaint within 60 days after being appointed. No further activity is expected in the purported class action until a lead plaintiff is appointed and an amended consolidated complaint is filed. We intend to defend vigorously against plaintiffs’ claims.

Federal Derivative Case

William Dean Enders, derivatively on behalf of nominal defendant Quest Energy Partners, L.P. v. Jerry D. Cash, David E. Grose, David C. Lawler, Gary Pittman, Mark Stansberry, J. Phillip McCormick, Douglas Brent Mueller, Mid Continent Pipe & Equipment, LLC, Reliable Pipe & Equipment, LLC, RHB Global, LLC, RHB, Inc., Rodger H. Brooks, Murrell, Hall, McIntosh & Co. PLLP, and Eide Bailly LLP, Case No. CIV-09-752-F, U.S. District Court for the Western District of Oklahoma, filed July 17, 2009

On July 17, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma, purportedly on our behalf, which names certain of our current and former officers and directors, external auditors and vendors. The factual allegations relate to, among other things, the Transfers and lack of effective internal controls. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, conversion, disgorgement under the Sarbanes-Oxley Act of 2002, and aiding and abetting breaches of fiduciary duties against the individual defendants and vendors and professional negligence and breach of contract against the external auditors. The complaint seeks monetary damages, disgorgement, costs and expenses and equitable and/or injunctive relief. It also seeks us to take all necessary actions to reform and improve our corporate governance and internal procedures. We intend to defend vigorously against these claims.

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

Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, in the District Court of Wilson County, State of Kansas, filed August 29, 2007

Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, in the District Court of Wilson County, Kansas, filed September 18, 2008 (Quest Cherokee has resolved these claims as part of a settlement)

Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, in the District Court of Wilson County, Kansas, filed December 7, 2007, and February 27, 2008

Housel v. Quest Cherokee, LLC, 06-CV-26-I, in the District Court of Montgomery County, State of Kansas, filed March 2, 2006

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

	Successor		Predecessor
		November 15,	January 1,			7 Months
	Year Ended	2007 to	2007 to	Year Ended		Ended	Fiscal Year
	December 31,	December 31,	November 14,	December 31,		December 31,	Ended May 31,
	2008	2007	2007	2006	2005	2004	2004
	(Consolidated)	(Restated)	(Restated)	(Restated)	(Restated)	(Unaudited)	(Unaudited)
		(Consolidated)	(Carve out)	(Carve out)	(Carve out)	(Restated)	(Restated)
						(Carve out)	(Carve out)
	($ in thousands, except per unit data)

Statement of Operations Data:
Revenues:
Oil and gas sales	$162,492	$15,348	$89,937	$72,410	$70,628	$28,593	$2,560

Costs and expenses:
Oil and gas production	43,490	3,970	31,436	24,886	19,152	5,571
Transportation expense	35,546	4,342	24,837	17,278	7,038	3,196
General and administrative	13,647	2,872	11,040	7,853	5,353	2,365	370
Depreciation, depletion and amortization	50,988	5,045	29,568	24,760	19,037	6,738	(2,162)
Impairment of oil and gas properties	245,587	—	—	—	—	—	—
Misappropriation of funds	—	—	1,500	6,000	2,000	—	—
Loss on early extinguishment of debt	—	—	—	—	8,255	1,834	—

Total costs and expenses	389,258	16,229	98,381	80,777	60,835	19,704	(1,792)

Operating income (loss)	(226,766)	(881)	(8,444)	(8,367)	9,793	8,889	4,352
Other income (expense):
Gain (loss) from derivative financial instruments	66,145	(4,583)	6,544	52,690	(73,566)	(6,085)	(17,775)
Other income (expense)	301	4	(355)	(90)	399	37	—
Interest expense, net	(13,612)	(13,746)	(26,919)	(15,100)	(21,933)	(9,233)	(332)

Total other income and (expense)	52,834	(18,325)	(20,730)	37,500	(95,100)	(15,281)	(18,107)

Net income (loss)	$(173,932)	$(19,206)	$(29,174)	$29,133	$(85,307)	$(6,392)	$(13,755)

	Successor		Predecessor
		November 15,	January 1,			7 Months
	Year Ended	2007 to	2007 to	Year Ended		Ended	Fiscal Year
	December 31,	December 31,	November 14,	December 31,		December 31,	Ended May 31,
	2008	2007	2007	2006	2005	2004	2004
	(Consolidated)	(Restated)	(Restated)	(Restated)	(Restated)	(Unaudited)	(Unaudited)
		(Consolidated)	(Carve out)	(Carve out)	(Carve out)	(Restated)	(Restated)
						(Carve out)	(Carve out)
	($ in thousands, except per unit data)

General partners’ interest in net (loss)	$(3,479)	$(384)	*	*	*	*	*

Limited partners’ interest in net (loss)	$(170,453)	$(18,822)	*	*	*	*	*

Net income (loss) per limited partner unit:	$(8.05)	$(0.89)	*	*	*	*	*

Weighted average limited partner units:
Common	12,309,432	12,301,521	*	*	*	*	*
Subordinated	8,857,981	8,857,981	*	*	*	*	*
Cash distribution per unit:
Common	$1.44	$—	*	*	*	*	*
Subordinated	$1.04	$—	*	*	*	*	*
General partner	$1.44	$—	*	*	*	*	*
Balance Sheet Data (at end of period):
Total assets	$278,221	$351,577	*	$314,673	$195,618	$177,646	$(191)
Long-term debt, net of current maturities	$189,090	$94,042	*	$225,245	$75,889	$101,616	$—

*	Not applicable

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

Restatement

As discussed in the Explanatory Note to Annual Report immediately preceding Part I of this Annual Report on Form 10-K/A and in Note 16 — Restatement to our consolidated financial statements, we are restating our consolidated financial statements included in this Annual Report on Form 10-K/A as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and for our Predecessor’s audited consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007. We are also restating previously issued Quarterly Financial Data for 2008 and 2007 presented in Note 18 — Supplemental Financial Information — Quarterly Financial Data (Unaudited) to the consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2008, 2007 and 2006 reflects our restatements and those of our Predecessor.

The following discussion should be read together with the consolidated financial statements and the notes to consolidated financial statements, which are included in Item 8 of this Form 10-K/A, and the Risk Factors, which are set forth in Item 1A.

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

Our primary business objective for 2009 has been adjusted in response to the recent turmoil in the financial markets and the economy in general, including the reduction in commodity prices which was then exacerbated by the significantly increased general and administrative costs we have incurred as a result of the investigation and the reaudits and restatements of our consolidated financial statements. In 2009, our primary focus is to maintain our assets while working towards the completion of a recombination with QRCP and Quest Midstream into a newly formed holding company structure in order to simplify our organizational structure. On April 28, 2009, we entered into a non-binding letter of intent with respect to the Recombination. We are also working with our lenders to restructure our debt. We are no longer focused on traditional master limited partnership goals and objectives like the payment of cash distributions and we do not expect to pay distributions in 2009 and we are unable to estimate at this time when distributions may be resumed. The completion of the Recombination will be subject to a number of conditions and uncertainties. For more information, please read Items 1 and 2. “Business and Properties — Recent Developments” and Item 1A. “Risk Factors — The Merger Agreement for the Recombination is subject to closing conditions that could result in the completion of the Recombination being delayed or not consummated, which could lead to liquidation or bankruptcy” and “— Failure to complete the proposed Recombination could negatively impact the market price of our common units and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Recombination.”

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

We experienced significant increased costs in the second half of 2008 and continue to experience such increased costs in the first half of 2009 due to, among other things:

•	We had costs associated with the internal investigation and our responding to inquiries from the Oklahoma Department of Securities, the Federal Bureau of Investigation, the Department of Justice, the SEC and the IRS.

•	As a result of the resignation of Jerry D. Cash and the termination of David E. Grose, consultants were immediately retained to perform the accounting and finance functions and to assist in the determination of the intercompany debt discussed under Items 1 and 2. “Business and Properties — Recent Developments — Intercompany Accounts.”

•	We retained law firms to respond to the class action and derivative suits that have been filed against us, our general partner and QRCP and to pursue the claims against the former employees.

•	We had costs associated with amending our credit agreements and obtaining the necessary waivers from our lenders thereunder as well as incremental increased interest expense related thereto. See “— Liquidity and Capital Resources.”

•	We retained new external auditor to reaudit our consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and the Predecessor’s consolidated financial statements as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007.

•	We retained financial advisors to consider strategic options and retained outside legal counsel or increased the amount of work being performed by our previously engaged outside legal counsel.

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

In June 2009, we and Quest Cherokee entered into amendments to our credit agreements that, among other things, defer until August 15, 2009 the obligation to deliver unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

In July 2009, Quest Cherokee received notice from RBC that the borrowing base under the First Lien Credit Agreement had been reduced from $190 million to $160 million, which resulted in the outstanding borrowings under the First Lien Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Cherokee amended or exited certain of its above the market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Cherokee did not exit were set to market prices at the time. At the same time, Quest Cherokee entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Cherokee made a principal payment of $15 million on the First Lien Credit Agreement. On July 8, 2009, Quest Cherokee repaid the $14 million Borrowing Base Deficiency.

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

As a result, the lenders under our First Lien Credit Agreement reduced our borrowing base from $190 million to $160 million in July 2009. See “— Liquidity and Capital Resources — Sources of Liquidity in 2009 and Capital Requirements.”

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

Recombination

Given the liquidity challenges we are facing, we have undertaken a strategic review of our assets and have evaluated and continue to evaluate transactions to dispose of assets, liquidate existing derivative contracts, or enter into new derivative contracts in order to raise additional funds for operations and/or to repay indebtedness. In addition, in the current economic environment we believe the complexity and added overhead costs of our corporate structure is negatively affecting our ability to restructure our indebtedness and raise additional equity. See “— Liquidity and Capital Resources.” On July 2, 2009, we, Quest Midstream, QRCP and other parties thereto entered into the Merger Agreement, pursuant to the terms of which all three companies would recombine. The Recombination would be effected by forming New Quest, a yet to be named publicly-traded corporation that, through a series of mergers and entity conversions, would wholly-own all three entities. The Merger Agreement follows the execution of a non-binding letter of intent by the three Quest entities that was publicly announced on June 3, 2009. The closing of the Recombination is subject to the satisfaction of a number of conditions, including, among others, the arrangement of one or more satisfactory credit facilities for New Quest, the approval of the transaction by our unitholders, QRCP’s stockholders and the unitholders of Quest Midstream, and consents from each entity’s existing lenders. There can be no assurance that these conditions will be met or that the Recombination will occur.

Upon completion of the Recombination, the equity of New Quest would be owned approximately 33% by our current common unitholders (other than QRCP), approximately 44% by current Quest Midstream common unitholders, and approximately 23% by current QRCP stockholders.

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

Overview.  The following discussion of results of operations compares amounts for the year ended December 31, 2008 to the amounts for the year ended December 31, 2007, as follows:

	Year Ended
	December 31,		Increase/
	2008	2007**	(Decrease)
	($ in thousands)

Oil and gas sales	$162,492	$105,285	$57,207	54.3%
Oil and gas production costs	$43,490	$35,406	$8,084	22.8%
Transportation expense	$35,546	$29,179	$6,367	21.8%
Depreciation, depletion and amortization	$50,988	$34,613	$16,375	47.3%
General and administrative expenses	$13,647	$13,912	$(265)	(1.9)%
Gain from derivative financial instruments	$66,145	$1,961	$64,184	3,273.0%
Impairment of oil and gas properties	$245,587	$—	$245,587	*
Misappropriation of funds	$—	$1,500	$(1,500)	(100)%
Interest expense, net	$13,612	$40,665	$(27,053)	(66.5)%

*	Not meaningful

**	2007 amounts represent combined predecessor and successor.

Production.  The following table presents the primary components of revenues (oil and gas production and average oil and gas prices), as well as the average costs per Mcfe, for the years ended December 31, 2008 and 2007.

	Year Ended
	December 31,		Increase/
	2008	2007*	(Decrease)

Production Data:
Total production (Mmcfe)	21,747	17,017	4,730	27.8%
Average daily production (Mmcfe/d)	59.6	46.6	13.0	27.9%
Average Sales Price per Unit (Mcfe)	$7.47	$6.19	$1.28	20.7%
Average Unit Costs per Mcfe:
Production costs	$2.00	$2.08	$(0.08)	(3.8)%
Transportation expense	$1.63	$1.71	$(0.08)	(4.7)%
Depreciation, depletion and amortization	$2.34	$2.03	$0.31	15.3%

*	2007 amounts represent combined predecessor and successor.

Oil and Gas Sales.  Oil and gas sales increased $57.2 million, or 54.3%, to $162.5 million during the year ended December 31, 2008. This increase was the result of increased sales volumes and an increase in average realized prices. Additional volumes of 4,730 Mmcfe accounted for $32.3 million of the increase. The increased volumes resulted from additional wells completed in 2008. The remaining increase of $24.9 million was attributable to an increase in the average product price in 2008. Our average product prices, which exclude hedge settlements, on an equivalent basis (Mcfe) increased to $7.47 per Mcfe for the 2008 period from $6.19 per Mcfe for the 2007 period.

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

Gain from Derivative Financial Instruments.  Gain from derivative financial instruments increased $64.2 million to $66.1 million during the year ended December 31, 2008, from $2.0 million during the year ended December 31, 2007. Due to the decline in average natural gas and crude oil prices during the second half of 2008, we recorded a $72.5 million unrealized gain and $6.4 million realized loss on our derivative contracts for the year ended December 31, 2008 compared to a $5.3 million unrealized loss and $7.3 million realized gain for the year ended December 31, 2007. Unrealized gains are attributable to changes in natural gas prices and volumes hedged from one period end to another.

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

	Year Ended
	December 31,		Increase/
	2007*	2006	(Decrease)

Production Data:
Total production (Mmcfe)	17,017	12,364	4,653	37.6%
Average daily production (Mmcfe/d)	46.6	33.9	12.7	37.5%
Average Sales Price per Unit (Mcfe)	$6.19	$5.86	$0.33	5.6%
Average Unit Costs per Mcfe:
Production costs	$2.08	$2.01	$0.07	3.5%
Transportation expense	$1.71	$1.40	$0.31	22.1%
Depreciation, depletion and amortization	$2.03	$2.00	$0.03	1.5%

*	2007 amounts represent combined predecessor and successor.

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

	Year Ended
	December 31,		Increase/
	2006	2005	(Decrease)

Production Data:
Total production (Mmcfe)	12,364	9,629	2,735	28.4%
Average daily production (Mmcfe/d)	33.9	26.4	7.5	28.4%
Average Sales Price per Unit (Mcfe)	$5.86	$7.33	$(1.47)	(20.1)%
Average Unit Costs per Mcfe:
Production costs	$2.01	$1.99	$0.02	1.0%
Transportation expense	$1.40	$0.73	$0.67	91.8%
Depreciation, depletion and amortization	$2.00	$1.98	$0.02	1.0%

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

At December 31, 2008, we had no availability under our First Lien Credit Agreement and we expected a reduction in our borrowing base as a result of the borrowing base redetermination in 2009, which occurred in early July 2009.

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

Credit Agreements

Quest Cherokee Credit Agreement.

On November 15, 2007, we, as a guarantor, entered into an Amended and Restated Credit Agreement (the “Original Cherokee Credit Agreement”) with QRCP, as the initial co-borrower, Quest Cherokee, as the borrower, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto. In connection with the closing of the initial public offering and the application of the net proceeds thereof, QRCP was released as a borrower under the Original Cherokee Credit Agreement. Thereafter, the parties entered into the following amendments to the Original Cherokee Credit Agreement (collectively, with all amendments, the “Quest Cherokee Credit Agreement”):

•	On April 15, 2008, we and Quest Cherokee entered into a First Amendment to Amended and Restated Credit Agreement that, among other things, amended the interest rate and maturity date pursuant to the “market flex” rights contained in the commitment papers related to the Quest Cherokee Credit Agreement.

•	On October 28, 2008, we and Quest Cherokee entered into a Second Amendment to Amended and Restated Credit Agreement to amend and/or waive certain of the representations and covenants contained in the Quest Cherokee Credit Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among us, QRCP and Quest Midstream.

•	On June 18, 2009, we and Quest Cherokee entered into a Third Amendment to Amended and Restated Credit Agreement that, among other things, permits Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. (“BP”) or any of its affiliates to be secured by the liens under the credit agreement on a pari passu basis with the obligations under the credit agreement.

•	On June 30, 2009, we and Quest Cherokee entered into a Fourth Amendment to Amended and Restated Credit Agreement that deferred until August 15, 2009, our obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

Borrowing Base.  The credit facility under the Quest Cherokee Credit Agreement consists of a three-year $250 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by the lenders every six months taking into account the value of Quest Cherokee’s proved reserves. In addition, Quest Cherokee and RBC each have the right to initiate a redetermination of the borrowing base between each six-month redetermination. As of December 31, 2008, the borrowing base was $190 million, and the amount borrowed under the Quest Cherokee Credit Agreement was $189 million. No amounts were available for borrowing because the remaining $1.0 million was supporting letters of credit issued under the Quest Cherokee Credit Agreement.

In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the payment discussed below, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, we amended or exited certain of our above market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that we did not exit were set to market prices at the time. At the same time, we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, we made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, Quest Cherokee repaid the $14 million Borrowing Base Deficiency.

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

Second Lien Loan Agreement.

On July 11, 2008, concurrent with the PetroEdge acquisition, we and Quest Cherokee entered into a Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement,” together with the Quest Cherokee Credit Agreement, the “Quest Cherokee Agreements”) for a six-month, $45 million term loan. Thereafter, the parties entered into the following amendments to the Second Lien Loan Agreement:

•	On October 28, 2008, we and Quest Cherokee entered into a First Amendment to Second Lien Senior Term Loan Agreement (the “First Amendment to Second Lien Loan Agreement”) to, among other things, extend the maturity date to September 30, 2009 and to amend and/or waive certain of the representations and covenants contained in the Second Lien Loan Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result or (1) the Transfers and (2) not timely settling certain intercompany accounts among QRCP, Quest Energy and Quest Midstream.

•	On June 30, 2009, we and Quest Cherokee entered into a Second Amendment to Second Lien Senior Term Loan Agreement that amended a covenant in order to defer until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

Payments.  The First Amendment to Second Lien Loan Agreement requires Quest Cherokee to make repayments of principal in quarterly installments of $3.8 million while amounts borrowed under the Second Lien Loan Agreement are outstanding. As of December 31, 2008, $41.2 million was outstanding under the Second Lien Loan Agreement. We made the quarterly principal payments subsequent to that date and management believes that we have sufficient capital resources to repay the $3.8 million principal payment due under the Second Lien Loan Agreement on August 15, 2009. Management is currently pursuing various options to restructure or refinance the Second Lien Loan Agreement. There can be no assurance that such efforts will be successful or that the terms of any new or restructured indebtedness will be favorable to us.

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

We were in compliance with all of these covenants as of December 31, 2008.

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

In response to recent developments, we have adjusted our business strategy for 2009 to focus on the activities necessary to complete the Recombination while still maintaining a stable asset base, improving the profitability of our assets by increasing their utilization while controlling costs and reducing capital expenditures as discussed elsewhere in this Annual Report on Form 10-K/A, renegotiating with our lenders and possibly raising equity capital. For 2009, we budgeted approximately $3.8 million to drill seven new gross wells, connect and complete 49 existing gross wells, and connect and complete three existing salt water disposal wells in the Cherokee Basin. All of these wells will be drilled on locations that are classified as containing proved reserves in our December 31, 2008 reserve report. In 2009, we plan to recomplete an estimated 10 gross wells, and we have budgeted another $1.9 million for equipment, vehicle replacement, and other capital purchases. In addition, we have budgeted $2.4 million related to lease renewals and extensions for Cherokee Basin acreage that is expiring in 2009. We have also budgeted $1.4 million for artificial lift equipment, vehicle replacement and purchases and salt water disposal activities in the Appalachian Basin. However, we intend to fund these capital expenditures only to the extent that we have available cash from operations after taking into account its debt service obligations. We can give no assurance that any such funds will be available based on current commodity prices. As discussed earlier, we suspended distributions on our common and subordinated units and we do not intend to resume distributions until after we have repaid our Second Lien Loan Agreement, at the earliest.

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

As discussed above under “— Credit Agreements,” the amount available under the First Lien Credit Agreement may not exceed a borrowing base, which is subject to redetermination on a semi-annual basis. The price of oil and gas has significantly decreased since the borrowing base was last redetermined. In July 2009, Quest Cherokee received notice from RBC that the borrowing base under the First Lien Credit Agreement had been reduced from $190 million to $160 million, which, following the principal payment discussed below, resulted in the outstanding borrowings under the First Lien Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Cherokee amended or exited certain of its above the market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Cherokee did not exit were set to market prices at the time. At the same time, Quest Cherokee entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Cherokee made a principal payment of $15 million on the First Lien Credit agreement. On July 8, Quest Cherokee repaid the $14 million Borrowing Base Deficiency.

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

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. The following table summarizes these commitments at December 31, 2008:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

First Lien Credit Agreement(1)	$189,000	$—	$189,000	$—	$—
Second Lien Loan Agreement	41,200	41,200	—	—	—
Other note obligations	772	682	76	14	—
Interest expense on credit agreements(2)	17,326	10,167	7,159	—	—
Operating lease obligations	696	174	296	226	—

Total commitments	$248,994	$52,223	$196,531	$240	$—

(1)	As a result of the borrowing base redetermination in July 2009, the amount outstanding under the First Lien Credit Agreement was reduced to $160 million on July 8, 2009.

(2)	The interest payment obligation was computed using the LIBOR interest rate as of December 31, 2008. Assumes no reduction in the outstanding principal amount borrowed under the First Lien Credit Agreement prior to maturity.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experiences and various other assumptions that we believe are reasonable; however, actual results may differ. Our significant accounting policies are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Derivative Instruments

Due to the historical volatility of oil and natural gas prices, we have implemented a hedging strategy aimed at reducing the variability of prices we receive for our production. Currently, we use collars, fixed-price swaps and fixed price sales contracts as our mechanism for hedging commodity prices. Our current derivative instruments are not accounted for as hedges for accounting purposes in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. As a result, we account for our derivative instruments on a mark-to-market basis, and changes in the fair value of derivative instruments are recognized as gains and losses which are included in other income and expense in the period of change. While we believe that the stabilization of prices and production afforded us by providing a revenue floor for our production is beneficial, this strategy may result in lower revenues than we would have if we were not a party to derivative instruments in times of rising oil and natural gas prices. As a result of rising commodity prices, we may recognize additional charges to future periods; however, for the year ended December 31, 2008 prices decreased, and we recognized a total gain on derivative financial instruments in the amount of $66.1 million, consisting of a $6.4 million realized loss and a $72.5 million unrealized gain. Our estimates of fair value are determined by the use of an option-pricing model that is based on various assumptions and factors including the time value of options, volatility, and closing NYMEX market indices.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. SFAS 161 is effective for us beginning with the first quarter of 2009 and we will comply with any necessary disclosure requirements in 2009.

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

Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Realized gain (loss)	$(6,388)	$7,279	$(17,712)
Unrealized gain (loss)	72,533	(5,318)	70,402

Total gain (loss) from derivative financial instruments	$66,145	$1,961	$52,690

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

In connection with the preparation of this Annual Report on Form 10-K/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer of our general partner, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were not effective as of December 31, 2008. Under the management services agreement between us and Quest Energy Service, all of our financial reporting services are provided by Quest Energy Service. QRCP has advised us that it is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout QRCP and its subsidiaries and affiliates for whom it is responsible for providing accounting and finance services, including us, and by strengthening the accounting department through adding new personnel and resources. QRCP has obtained, and has advised us that it will continue to seek, the assistance of the Audit Committee of our general partner in connection with this process of remediation. Notwithstanding this determination, our management believes that the consolidated financial statements in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

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

In connection with the preparation of this Annual Report on Form 10-K/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer of our general partner, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following control deficiencies that constituted material weaknesses as of December 31, 2008:

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

Based on management’s evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008. Our independent registered public accounting firm, UHY LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, and that report appears in this Annual Report on Form 10-K/A.

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

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of the SEC’s Regulation S-K set forth above with management and based on this review and discussion, has approved it for inclusion in this Form 10-K/A.

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

Except for compensation arrangements discussed in this Form 10-K/A, we have not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any director of our general partner, nor are we aware of any means, directly or indirectly, by which a director could receive a material benefit from us. Please read “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of this report for information about relationships among us, our general partner and QRCP.

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

(a)(1) and (2) Financial Statements.  See “Index to Financial Statements” set forth on page F-1 of this Form 10-K/A.

(a)(3) Index to Exhibits.  Exhibits requiring attachment pursuant to Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 141 of this Form 10-K/A that is incorporated herein by reference.

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

/s/ UHY LLP
Houston, Texas
June 15, 2009

(Except for the Reclassification section in Note 1, Note 4, and
Note 17, as to which the date is July 28, 2009.)

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

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
($ in thousands, except unit and per unit data)

	Successor		Predecessor
		November 15,	January 1,
		2007	2007
	Year Ended	to	to	Years Ended
	December 31,	December 31,	November 14,	December 31,	December 31,
	2008	2007	2007	2006	2005
	(Consolidated)	(Consolidated)	(Carve out)	(Carve out)	(Carve out)
		(Restated)	(Restated)	(Restated)	(Restated)

Revenue:
Oil and gas sales	$162,492	$15,348	$89,937	$72,410	$70,628

Total revenues	162,492	15,348	89,937	72,410	70,628
Costs and expenses:
Oil and gas production	43,490	3,970	31,436	24,886	19,152
Transportation expense	35,546	4,342	24,837	17,278	7,038
General and administrative expenses	13,647	2,872	11,040	7,853	5,353
Impairment of oil and gas properties	245,587	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—	8,255
Depreciation, depletion and amortization	50,988	5,045	29,568	24,760	19,037
Misappropriation of funds	—	—	1,500	6,000	2,000

Total costs and expenses	389,258	16,229	98,381	80,777	60,835

Operating income (loss)	(226,766)	(881)	(8,444)	(8,367)	9,793
Other income (expense):
Gain (loss) from derivative financial instruments	66,145	(4,583)	6,544	52,690	(73,566)
Other income (expense)	301	4	(355)	(90)	399
Interest expense	(13,744)	(13,760)	(27,321)	(15,490)	(21,979)
Interest income	132	14	402	390	46

Total other income (expense)	$52,834	$(18,325)	$(20,730)	$37,500	$(95,100)

Net income (loss)	$(173,932)	$(19,206)	$(29,174)	$29,133	$(85,307)

General partners’ interest in net loss	$(3,479)	$(384)

Limited partners’ interest in net loss	$(170,453)	$(18,822)

Net loss per limited partner unit: (basic and diluted)	(8.05)	(0.89)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,309,432	12,301,521

Subordinated units (basic and diluted)	8,857,981	8,857,981

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

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

STATEMENTS OF PARTNERS’ EQUITY
(amounts as of and prior to December 31, 2007 are restated)
($ in thousands)

Predecessor (Carve out):
Balance, December 31, 2004	$705
Net Loss	(85,307)
Partner contributions	121,568
Contributions for consideration for compensation to employees	1,217
Contributions for retirement plan	495
Contributions for consideration of services	64

Balance, December, 2005	38,742
Net income	29,133
Contributions for consideration for compensation to employees	1,037
Partners distributions	(22,158)

Balance, December 31, 2006	46,754
Net loss	(29,174)
Contributions for consideration for compensation to employees	5,322
Partner contributions	15,226

Balance, November 14, 2007	$38,128

	Common				General	General	Total
	Units	Common	Subordinated	Subordinated	Partner	Partner	Partners’
	Issued	Unitholders	Units	Unitholders	Units	Interest	Equity

Successor (Consolidated):
Balance, November 14, 2007	—	$—	—	$—	—	$—	$—
Proceeds from initial public offering, net of underwriting discount	9,100,000	153,153	—	—	—	—	153,153
Offering costs	—	(2,128)	—	—	—	—	(2,128)
Acquisition of the Predecessor	3,201,521	22,532	8,857,981	62,340	431,827	3,039	87,911
Net loss	—	(10,947)	—	(7,875)	—	(384)	(19,206)

Balance, December 31, 2007	12,301,521	162,610	8,857,981	54,465	431,827	2,655	219,730
Net loss	—	(99,097)	—	(71,356)	—	(3,479)	(173,932)
Offering costs	—	(265)	—	—	—	—	(265)
Contributions	—	341	—	285	—	—	626
Unit-based compensation	30,000	35	—	—	—	—	35
Distributions	—	(17,792)	—	(9,251)	—	(623)	(27,666)

Balance, December 31, 2008	12,331,521	$45,832	8,857,981	$(25,857)	431,827	$(1,447)	$18,528

The accompanying notes are an integral part of these consolidated/carve-out financial statements.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS

Note 1 —	Organization, Basis of Presentation, Reclassification, Misappropriation, Reaudit and Restatement, Going Concern and Business

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

Reclassification

During July 2009, we determined we had incorrectly classified realized gains on commodity derivative instruments for the year ended December 31, 2008. This error resulted in an understatement of revenue and an overstatement of gain from derivative financial instruments by approximately $14.6 million for the year ended December 31, 2008 of which $2.4 million, $17.8 million, $15.1 million and $(20.7) million related to the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively. The error had no effect on net income (loss), net income (loss) per unit, partners’ equity or the Partnership’s Consolidated Balance Sheet, Consolidated Statement of Cash Flows or Consolidated Statement of Partners’ Equity as of and for the year ended December 31, 2008, or any of the interim periods during 2008. In accordance with the guidance in Staff Accounting Bulletin No. 99, “Materiality,” management evaluated this error from a quantitative and qualitative perspective and concluded it was not material to any period. These corrections have also been reflected in amounts included in Note 6 — Derivative Financial Instruments, Note 18 — Supplemental Financial Information — Quarterly Financial Data (Unaudited), and Note 19 — Supplemental Information on Oil and Gas Producing Activities (Unaudited).

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effects of the misclassification on the previously reported quarterly and annual financial information ($ in thousands):

	Previously Reported	Reclassification	As Revised

Quarter Ended March 31, 2008 (unaudited):
Oil and gas sales	$35,890	$2,424	$38,314
Operating income (loss)	3,043	2,424	5,467
Quarter Ended June 30, 2008 (unaudited):
Oil and gas sales	$31,360	$17,782	$49,142
Operating income (loss)	(3,737)	17,782	14,045
Quarter Ended September 30, 2008 (unaudited):
Oil and gas sales	$34,404	$15,050	$49,454
Operating income (loss)	2,070	$15,050	17,120
Quarter Ended December 31, 2008 (unaudited):
Oil and gas sales	$46,276	$(20,694)	$25,582
Operating income (loss)	(242,704)	(20,694)	(263,398)
Year Ended December 31, 2008:
Oil and gas sales	$147,930	$14,562	$162,492
Operating income (loss)	(241,328)	14,562	(226,766)
Gain (loss) from derivative financial instruments	80,707	(14,562)	66,145
Total other income	67,396	(14,562)	52,834
Net income (loss)	(173,932)	—	(173,932)

Misappropriation, Reaudit and Restatement

These consolidated financial statements include our restated and reaudited financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and our Predecessor’s restated and reaudited carve out financial statements as of and for the years ended December 31, 2005 and 2006 and for the period from January 1, 2007 to November 14, 2007. We recently filed (i) an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 including restated consolidated financial statements as of December 31, 2007 and March 31, 2008 and for the three month periods ended March 31, 2007 and 2008; (ii) an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 including restated consolidated financial statements as of December 31, 2007 and June 30, 2008 and for the three and six month periods ended June 30, 2007 and 2008; and (iii) a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 including restated consolidated financial statements as of December 31, 2007 and for the three and nine month periods ended September 30, 2007.

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

(d) We entered into an Assignment and Assumption Agreement (the “Assignment”) with Bluestem Pipeline, LLC (“Bluestem”) and QRCP, whereby QRCP assigned all of its rights in that certain Midstream Services and Gas Dedication Agreement, dated as of December 22, 2006, but effective as of December 1, 2006, as amended (the “Midstream Services Agreement”), to us, and we assumed all of QRCP’s liabilities and obligations arising under the Midstream Services Agreement from and after the assignment. Bluestem will gather and provide certain midstream services, including dehydration, treating and compression, to us for all gas produced from our wells in the Cherokee Basin that are connected to Bluestem’s gathering system.

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

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per unit under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We adopted FSP EITF 03-6-1 effective January 1, 2009. FSP EITF 03-6-1 did not have an effect on the presentation of earnings per unit.

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

We accounted for this acquisition in accordance with SFAS No. 141, “Business Combinations.” The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values of the respective assets and liabilities at the time of closing. The following table summarizes the allocation of the purchase price (in thousands):

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

Note 4 —	Long-Term Debt

The following is a summary of our long-term debt at December 31, 2008, 2007 and 2006 (in thousands):

	Successor		Predecessor
	December 31,	December 31,	December 31,
	2008	2007	2006

Borrowings under bank senior credit facilities
First Lien Credit Agreement	$189,000	$94,000	$225,000
Second Lien Loan Agreement	41,200	—	—
Notes payable to banks and finance companies, secured by equipment and vehicles, due in installments through October 2013 with interest ranging from 2.9% to 9.8% per annum	772	708	569

Total debt	230,972	94,708	225,569
Less current maturities included in current liabilities	41,882	666	324

Total long-term debt	$189,090	$94,042	$225,245

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of long-term debt during the next five years at December 31, 2008 are as follows (in thousands):

2009	$41,882
2010	189,050
2011	26
2012	7
2013 and thereafter	7

Total	$230,972

Other Long-Term Indebtedness

Approximately $0.8 million of notes payable to banks and finance companies were outstanding at December 31, 2008 and are secured by equipment and vehicles, with payments due in monthly installments through October 2013 with interest ranging from 2.9% to 9.8% per annum.

Credit Facilities

Quest Cherokee Credit Agreement.

On November 15, 2007, we, as a guarantor, entered into an Amended and Restated Credit Agreement (the “Original Cherokee Credit Agreement”) with QRCP, as the initial co-borrower, Quest Cherokee, as the borrower, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent, KeyBank National Association, as documentation agent and the lenders party thereto. In connection with the closing of the initial public offering and the application of the net proceeds thereof, QRCP was released as a borrower under the Original Cherokee Credit Agreement. Thereafter, the parties entered into the following amendments to the Original Cherokee Credit Agreement (collectively, with all amendments, the “Quest Cherokee Credit Agreement”):

•	On April 15, 2008, we and Quest Cherokee entered into a First Amendment to Amended and Restated Credit Agreement that, among other things, amended the interest rate and maturity date pursuant to the “market flex” rights contained in the commitment papers related to the Quest Cherokee Credit Agreement.

•	On October 28, 2008, we and Quest Cherokee entered into a Second Amendment to Amended and Restated Credit Agreement to amend and/or waive certain of the representations and covenants contained in the Quest Cherokee Credit Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result of (1) the Transfers and (2) not timely settling certain intercompany accounts among us, QRCP and Quest Midstream.

•	On June 18, 2009, we and Quest Cherokee entered into a Third Amendment to Amended and Restated Credit Agreement that, among other things, permits Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. (“BP”) or any of its affiliates to be secured by the liens under the credit agreement on a pari passu basis with the obligations under the credit agreement.

•	On June 30, 2009, we and Quest Cherokee entered into a Fourth Amendment to Amended and Restated Credit Agreement that deferred until August 15, 2009, our obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

Borrowing Base.  The credit facility under the Quest Cherokee Credit Agreement consists of a three-year $250 million revolving credit facility. Availability under the revolving credit facility is tied to a borrowing base that will be redetermined by the lenders every six months taking into account the value of Quest Cherokee’s proved reserves. In addition, Quest Cherokee and RBC each have the right to initiate a redetermination of the

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

borrowing base between each six-month redetermination. As of December 31, 2008, the borrowing base was $190 million, and the amount borrowed under the Quest Cherokee Credit Agreement was $189 million. No amounts were available for borrowing because the remaining $1.0 million was supporting letters of credit issued under the Quest Cherokee Credit Agreement.

In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the payment discussed below, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million (the “Borrowing Base Deficiency”). In anticipation of the reduction in the borrowing base, we amended or exited certain of our above market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that we did not exit were set to market prices at the time. At the same time, we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, we made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, Quest Cherokee repaid the $14 million Borrowing Base Deficiency.

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

Second Lien Loan Agreement.

On July 11, 2008, concurrent with the PetroEdge acquisition, we and Quest Cherokee entered into a Second Lien Senior Term Loan Agreement (the “Second Lien Loan Agreement,” together with the Quest Cherokee Credit Agreement, the “Quest Cherokee Agreements”) for a six-month, $45 million term loan. Thereafter, the parties entered into the following amendments to the Second Lien Loan Agreement:

•	On October 28, 2008, we and Quest Cherokee entered into a First Amendment to Second Lien Senior Term Loan Agreement (the “First Amendment to Second Lien Loan Agreement”) to, among other things, extend the maturity date to September 30, 2009 and to amend and/or waive certain of the representations and covenants contained in the Second Lien Loan Agreement in order to rectify any possible covenant violations or non-compliance with the representations and warranties as a result or (1) the Transfers and (2) not timely settling certain intercompany accounts among QRCP, Quest Energy and Quest Midstream.

•	On June 30, 2009, we and Quest Cherokee entered into a Second Amendment to Second Lien Senior Term Loan Agreement that amended a covenant in order to defer until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.

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

We were in compliance with all of these covenants as of December 31, 2008.

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

Gains and losses associated with derivative financial instruments related to gas and oil production were as follows for the periods presented (in thousands):

	Successor		Predecessor
		November 15,	January 1,
		2007	2007
	Year Ended	to	to	Years Ended
	December 31,	December 31,	November 14,	December 31,
	2008	2007	2007	2006	2005
	(Consolidated)	(Consolidated)	(Carve out)	(Carve out)	(Carve out)

Realized gain (loss)	$(6,388)	$389	$6,890	$(17,712)	$(26,964)
Unrealized gain (loss)	72,533	(4,972)	(346)	70,402	(46,602)

Total gain (loss) from derivative financial instruments	$66,145	$(4,583)	$6,544	$52,690	$(73,566)

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

Roger Dean Daniels v. Quest Cherokee, LLC, Case No. 06-CV-61, in the District Court of Montgomery County, State of Kansas, filed May 5, 2006 (on appeal)

Carol R. Knisely, et al. v. Quest Cherokee, LLC, Case No. 07-CV-58-I, in the District Court of Montgomery County, State of Kansas, filed April 16, 2007

Quest Cherokee, LLC v. David W. Hinkle, et al., Case No. 2006-CV-74, in the District Court of Labette County, State of Kansas, filed September 5, 2006

Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, in the District Court of Wilson County, State of Kansas, filed August 29, 2007

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, in the District Court of Labette County, State of Kansas, filed November 26, 2007

Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, in the District Court of Wilson County, Kansas, filed September 18, 2008 (Quest Cherokee has resolved these claims as part of a settlement)

Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, in the District Court of Wilson County, Kansas, filed December 7, 2007, and February 27, 2008

Housel v. Quest Cherokee, LLC, 06-CV-26-I, in the District Court of Montgomery County, State of Kansas, filed March 2, 2006

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

The Form 10-K/A for the year ended December 31, 2008, to which these consolidated financial statements form a part, includes our restated consolidated financial statements as of December 31, 2007 and for the period from November 15, 2007 to December 31, 2007 and our Predecessor’s restated carve out financials as of and for the years ended December 31, 2005 and 2006, and for the period from January 1, 2007 to November 14, 2007. We recently filed amended Quarterly Reports on Form 10-Q/A, including restated quarterly consolidated financial statements, for the quarters ended March 31, 2008 and June 30, 2008 and a Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

(B) Hedge accounting was inappropriately applied for our commodity derivative instruments and the valuation of commodity derivative instruments was incorrectly computed. The fair value of the commodity derivative instruments previously reported were (under) over stated by $(2.6) million, $0.5 million and $6.3 million as of December 31, 2007, 2006 and 2005, respectively. In addition, we incorrectly presented realized gains and losses related to commodity derivative instruments within oil and gas sales. As a result of these errors, current and

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

long-term derivative financial instrument assets, current and long-term derivative financial instrument liabilities, accumulated other comprehensive income and partners’ equity were misstated as of December 31, 2007, 2006 and 2005, and oil and gas sales and gain (loss) from derivative financial instruments were misstated for the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and for the years ended December 31, 2006 and 2005.

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

(D) Certain general and administrative expenses unrelated to oil and gas production were inappropriately capitalized to oil and gas properties, and certain operating expenses were inappropriately capitalized to oil and gas properties being amortized. These items resulted in errors in valuation of the full cost pool, oil and gas production expenses and general and administrative expenses. As a result of these errors, oil and gas properties being amortized and partners’ equity were misstated as of December 31, 2007, 2006 and 2005, and oil and gas production expenses and general and administrative expenses were misstated for the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and for the years ended December 31, 2006 and 2005.

(E) Invoices were not properly accrued resulting in the understatement of accounts payable and numerous other balance sheet and income statement accounts. As a result of these errors, accounts receivable, other current assets, property and equipment, pipeline assets, properties being and not being amortized and partners’ equity were over/(under)stated as of December 31, 2007, 2006 and 2005, and oil and gas production expenses, pipeline operating expenses and general and administrative expenses were misstated for the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and for the years ended December 31, 2006 and 2005.

(F) As a result of previously discussed errors and an additional error related to the method used in calculating depreciation, depletion and amortization, errors existed in our depreciation, depletion and amortization expense and our accumulated depreciation, depletion and amortization. As a result of these errors, accumulated depreciation, depletion and amortization were misstated as of December 31, 2007, 2006 and 2005 and depreciation, depletion and amortization expense was misstated for the periods from November 15, 2007 to December 31, 2007 and January 1, 2007 to November 14, 2007 and for the years ended December 31, 2006 and 2005.

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

Credit Agreement Amendments

In June 2009, we and Quest Cherokee entered into amendments to our credit agreements. See Note 4 — Long-Term Debt — Credit Facilities for descriptions of the amendments.

QUEST ENERGY PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED/CARVE-OUT FINANCIAL STATEMENTS — (Continued)

Financial Advisor Contract

On July 1, 2009, Quest Energy GP entered into an amendment to the original agreement with a financial advisor (discussed in Note 11 above), which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, being paid upon execution of the amendment. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor is still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.

Merger Agreement and Support Agreement

As discussed in Note 1 — Organization, Basis of Presentation, Reclassification, Misappropriation, Reaudit and Restatement, Going Concern and Business, on July 2, 2009, we entered into the Merger Agreement with QRCP, Quest Midstream, and other parties thereto pursuant to which we would form a new, yet to be named, publicly-traded corporation that, through a series of mergers and entity conversions, would wholly-own all three entities.

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

Note 18 —	Supplemental Financial Information — Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2008 and 2007 are as follows (in thousands, except per unit data):

	Successor
	Quarters
2008	4th	3rd	2nd	1st
			(Restated)	(Restated)

Total revenues	$25,582	$49,454	$49,142	$38,314
Operating income (loss)(1)	(263,398)	17,120	14,045	5,467
Net income (loss)	(197,489)	157,938	(93,616)	(40,765)
Basic and diluted net income (loss) per limited partner unit	$(9.14)	$7.31	$(4.33)	$(1.89)

	Quarter
		Predecessor
	Successor
	November 15,	October 1, 2007
	2007 to December	to November 14,
	31, 2007	2007
	4th		3rd	2nd	1st
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

2007
Total revenues	$15,348	$13,541	$23,852	$27,570	$24,974
Operating income (loss)(1)	(881)	(110)	(5,078)	(2,185)	(1,071)
Net income (loss)	(19,206)	(5,999)	791	(1,203)	(22,763)
Basic and diluted net income (loss) per limited partner unit	$0.89

(1)	Total revenue less total costs and expenses.

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

The following table outlines the effects of the restatement adjustments on our summarized unaudited quarterly financial data for the periods indicated (in thousands, except per unit data):

	Successor
	Quarter Ended March 31, 2008
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$37,403	$911	$38,314
Operating income (loss)	8,589	(3,122)	5,467
Net income (loss)	(17,346)	(23,419)	(40,765)
Basic and diluted net income (loss) per limited partner unit	$(0.80)	$(1.09)	$(1.89)

	Successor
	Quarter Ended June 30, 2008
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$39,972	$9,170	$49,142
Operating income (loss)	9,877	4,168	14,045
Net income (loss)	16,221	(109,837)	(93,616)
Basic and diluted net income (loss) per limited partner unit	$0.75	$(5.08)	$(4.33)

	Predecessor
	Quarter Ended March 31, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$25,536	$(562)	$24,974
Operating income (loss)	3,501	(4,572)	(1,071)
Net income (loss)	(3,650)	(19,113)	(22,763)

	Predecessor
	Quarter Ended June 30, 2007
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Total revenues	$27,848	$(278)	$27,570
Operating income (loss)	1,880	(4,065)	(2,185)
Net income (loss)	(5,231)	4,028	(1,203)

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

	For the years ended December 31,
	2008	2007	2006	2005

Acquisition of proved and unproved properties	$92,765	$—	$—	$—
Exploration costs	—	—	—	—
Development costs	268,931	217,539	143,229	49,833

	$361,696	$217,539	$143,229	$49,833

Results of Operations for Oil and Gas Producing Activities

The following table includes revenues and expenses associated directly with our oil and natural gas producing activities. It does not include any interest costs or general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of our oil and natural gas operations (in thousands).

	Successor		Predecessor
		November 15, 2007	January 1, 2007
	Year Ended	to	to	Year Ended	Year Ended
	December 31,	December 31,	November 14,	December 31,	December 31,
	2008	2007	2007	2006	2005
	(Consolidated)	(Consolidated)	(Carve out)	(Carve out)	(Carve out)

Production revenues	$162,492	$15,348	$89,937	$72,410	$70,628
Production costs	(43,490)	(3,970)	(31,436)	(24,886)	(19,152)
Depreciation, depletion and amortization	(50,988)	(5,045)	(29,568)	(24,760)	(19,037)
Impairment of oil and gas properties	(245,587)	—	—	—	—

	(177,573)	6,333	28,933	22,764	32,439
Imputed income tax provision(1)	—	—	(10,995)	(8,650)	(12,327)

	$(177,573)	$6,333	$17,938	$14,114	$20,112

(1)	There are no imputed income tax provisions as we are not a taxable entity for the Successor periods.

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

(b)	The change in timing differences and other are related to revisions in our estimated time of production and development

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of July, 2009.

Quest Energy Partners, L.P.

By:	Quest Energy GP, LLC, its general partner

By:	/s/ David C. Lawler
David C. Lawler
President and Chief Executive Officer

By:	/s/ Eddie M. LeBlanc, III
Eddie M. LeBlanc, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.		Description

*2	.1	Agreement for Purchase and Sale, dated as of July 11, 2008, by and among Quest Resource Corporation, Quest Eastern Resource LLC and Quest Cherokee LLC (incorporated herein by reference to Exhibit 2.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*3	.1	Certificate of Limited Partnership (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2007).
*3	.2	First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P. (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s amended Current Report on Form 8-K/A filed on December 7, 2007).
*3	.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Quest Energy Partners, L.P. (incorporated herein by reference to Exhibit 3.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on April 11, 2008).
*3	.4	Certificate of Formation of Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.3 to Quest Energy Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2007).
*3	.5	Amended and Restated Limited Liability Company Agreement of Quest Energy GP, LLC (incorporated herein by reference to Exhibit 3.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.1	Contribution, Conveyance and Assumption Agreement, dated as of November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC, Quest Resource Corporation, Quest Cherokee, LLC, Quest Oil & Gas, LLC, and Quest Energy Service, LLC (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.2	Omnibus Agreement, dated as November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC and Quest Resource Corporation (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.3	Management Services Agreement, dated as of November 15, 2007, by and among Quest Energy Partners, L.P., Quest Energy GP, LLC and Quest Energy Service, LLC (incorporated herein by reference to Exhibit 10.3 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.4	Amended and Restated Credit Agreement, dated as of November 15, 2007, by and among Quest Resource Corporation, as the Initial Co-Borrower, Quest Cherokee, LLC, as the Borrower, Quest Energy Partners, L.P., as a Guarantor, Royal Bank of Canada, as Administration Agent and Collateral Agent, KeyBank National Association, as Documentation Agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.4 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.5	First Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, KeyBank National Association and the lenders Party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on April 23, 2008).
*10	.6	Second Amendment to Amended and Restated Credit Agreement, dated as of October 28, 2008, by and among Quest Cherokee, LLC, Royal Bank of Canada, KeyBank National Association and the lenders Party thereto (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 7, 2008).
*10	.7	Guaranty for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.9 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.8	Guaranty for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.10 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).

Exhibit
No.		Description

*10	.9	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.11 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.10	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.12 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.11	Pledge and Security Agreement for Amended and Restated Credit Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of November 15, 2007 (incorporated herein by reference to Exhibit 10.13 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.12	Assignment and Assumption Agreement, dated as of November 15, 2007, by and among Quest Resource Corporation, Quest Energy Partners, L.P. and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.5 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.13	Midstream Services and Gas Dedication Agreement, dated December 22, 2006 (but effective as of December 1, 2006), between Bluestem Pipeline, LLC and Quest Resource Corporation, including exhibits thereto (incorporated herein by reference to Exhibit 10.6 to Quest Resource Corporation’s Current Report on Form 8-K filed on December 29, 2006).
*10	.14	Amendment No. 1 to the Midstream Services and Gas Dedication Agreement, dated as of August 9, 2007, by and between Quest Resource Corporation and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.1 to Quest Resource Corporation’s Current Report on Form 8-K (File No. 0-17371) filed on August 13, 2007).
**10	.15	Amendment No. 2 to the Midstream Services and Gas Dedication Agreement, dated as of February 27, 2009, by and between Quest Energy Partners, L.P. and Bluestem Pipeline, LLC.
*10	.16	Quest Midstream Omnibus Agreement, dated December 22, 2006, among Quest Resource Corporation, Quest Midstream GP, LLC, Bluestem Pipeline, LLC and Quest Midstream Partners, L.P. (incorporated herein by reference to Exhibit 10.3 to Quest Resource Corporation’s Current Report on Form 8-K (File No. 0-17371) filed on December 29, 2006).
*10	.17	Acknowledgement and Consent, dated as of November 15, 2007, of Quest Energy Partners, L.P. (incorporated herein by reference to Exhibit 10.6 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
†*10	.18	Quest Energy Partners, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
†*10	.19	Form of Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Quest Energy Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2007).
†**10	.20	Summary of Director Compensation Arrangements.
†*10	.21	Form of Bonus Unit Award Agreement (incorporated herein by reference to Exhibit 10.13 to Quest Energy Partners, L.P.’s Annual Report on Form 10-K filed on March 31, 2008).
*10	.22	Loan Transfer Agreement, dated as of November 15, 2007, by and among Quest Resource Corporation, Quest Cherokee, LLC, Quest Oil & Gas, LLC, Quest Energy Service, Inc., Quest Cherokee Oilfield Service, LLC, Guggenheim Corporate Funding, LLC, Wells Fargo Foothill, Inc., and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.8 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 21, 2007).
*10	.23	Second Lien Senior Term Loan Agreement, dated as of July, 11, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Royal Bank of Canada, KeyBank National Association, Société Générale, the lenders party thereto and RBC Capital Markets (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).

Exhibit
No.		Description

*10	.24	First Amendment to Second Lien Senior Term Loan Agreement, dated as of October 28, 2008, but effective as of November 5, 2008, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on November 7, 2008).
*10	.25	Guaranty for Second Lien Term Loan Agreement by Quest Cherokee Oilfield Service, LLC in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.26	Guaranty for Second Lien Term Loan Agreement by Quest Energy Partners, L.P. in favor of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.3 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.27	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Cherokee Oilfield Service, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.4 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.28	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Energy Partners, L.P. for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.5 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.29	Pledge and Security Agreement for Second Lien Term Loan Agreement by Quest Cherokee, LLC for the benefit of Royal Bank of Canada, dated as of July 11, 2008 (incorporated herein by reference to Exhibit 10.6 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
*10	.30	Intercreditor Agreement, dated as of July 11, 2008, by and between Royal Bank of Canada and Quest Cherokee, LLC (incorporated herein by reference to Exhibit 10.7 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 16, 2008).
**10	.31	Settlement Agreement by and among Quest Resource Corporation, Quest Energy Partners, L.P., Quest Midstream Partners, L.P. and Jerry D. Cash, dated May 19, 2009.
**10	.32	Full and Final Settlement Agreement and Mutual Release, by and among Quest Resource Corporation, Quest Energy Partners, L.P., Quest Midstream Partners, L.P., Rockport Energy, LLC, Rockport Georgetown Partners, LLC, Rockport Georgetown Holdings, LP, Jerry D. Cash, Bryan T. Simmons and Steven Hochstein, dated May 19, 2009.
**21	.1	List of Subsidiaries
23.1		Consent of Cawley, Gillespie & Associates, Inc
23.2		Consent of UHY, LLP.
**24	.1	Power of Attorney.
31.1		Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**	Previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

†	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(a) of this report.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K/A. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.