Form 10-Q
period 2009-03-31
Quest Energy Partners, L.P.
filed 2009-08-17
CIK 1407185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 12, 2009, the issuer had 12,316,521 common units outstanding.

QUEST ENERGY PARTNERS, L.P.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUEST ENERGY PARTNERS, L.P
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,508	$3,706
Restricted cash	87	112
Accounts receivable — trade, net	14,558	11,696
Other receivables	2,762	2,590
Other current assets	1,415	2,031
Inventory	8,757	8,782
Current derivative financial instrument assets	57,272	42,995

Total current assets	100,359	71,912
Property and equipment, net	16,787	17,367
Oil and gas properties under full cost method of accounting, net	45,704	151,120
Other assets, net	3,607	4,167
Long-term derivative financial instrument assets	48,954	30,836

Total assets	$215,411	$275,402

LIABILITIES AND PARTNERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$7,642	$7,380
Revenue payable	3,881	3,221
Accrued expenses	821	1,770
Due to affiliates	8,498	4,697
Current portion of long-term debt	37,753	41,882
Current derivative financial instrument liabilities	7	12

Total current liabilities	58,602	58,962
Long-term derivative financial instrument liabilities	14,000	4,230
Asset retirement obligations	4,724	4,592
Long-term debt	189,090	189,090
Commitments and contingencies
Partners’ equity:
Common unitholders — 12,331,521 issued and outstanding at March 31, 2009 and December 31, 2008 (9,100,000 — public; 3,231,521 — affiliate)	6,212	45,832
Subordinated unitholder — affiliate; 8,857,981 units issued and outstanding at March 31, 2009 and December 31, 2008	(54,379)	(25,857)
General Partner — affiliate; 431,827 units issued and outstanding at March 31, 2009 and December 31, 2008	(2,838)	(1,447)

Total partners’ equity/(deficit)	(51,005)	18,528

Total liabilities and partners’ equity	$215,411	$275,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Oil and gas sales	$22,222	$38,314

Total revenues	22,222	38,314
Costs and expenses:
Oil and gas production	7,541	11,645
Transportation expense	10,287	7,404
General and administrative	3,061	3,098
Depreciation, depletion and amortization	11,338	10,700
Impairment of oil and gas properties	95,169	—

Total costs and expenses	127,396	32,847

Operating income (loss)	(105,174)	5,467
Other income (expense):
Gain (loss) from derivative financial instruments	39,464	(44,239)
Other income (expense)	50	69
Interest expense	(3,906)	(2,062)

Total other income (expense)	35,608	(46,232)

Net loss	$(69,566)	$(40,765)

General partners’ interest in net loss	$(1,391)	$(815)

Limited partners’ interest in net loss	$(68,175)	$(39,950)

Net loss per limited partner unit: (basic and diluted)	$(3.22)	$(1.89)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,316,521	12,306,796

Subordinated units (basic and diluted)	8,857,981	8,857,981

The accompanying notes are an integral part of these condensed consolidated financial statements

QUEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(69,566)	$(40,765)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation, depletion and amortization	11,338	10,700
Impairment of oil and gas properties	95,169	—
Unit-based compensation	33	12
Change in fair value of derivative financial instruments	(22,630)	43,028
Amortization of deferred loan costs	313	120
Bad debt expense	—	26
Change in assets and liabilities:
Accounts receivable	(2,862)	3
Other receivables	662	—
Other current assets	617	623
Other assets	258	(13)
Due from affiliates	3,329	(6,507)
Accounts payable	380	185
Revenue payable	660	251
Accrued expenses	(949)	2,592
Other long-term liabilities	—	354
Other	3	—

Net cash flows from operating activities	16,755	10,609
Cash flows from investing activities:
Change in restricted cash	25	—
Equipment, development and leasehold additions	(840)	(34,514)

Net cash flows from investing activities	(815)	(34,514)
Cash flows from financing activities:
Repayments of note borrowings	(4,127)	(224)
Proceeds from revolver note	—	29,000
Contributions(distributions)	—	375
Distributions to unitholders	—	(4,411)
Syndication costs	—	(265)
Refinancing costs	(11)	—

Net cash flows from financing activities	(4,138)	24,475

Net increase in cash and cash equivalents	11,802	570
Cash and cash equivalents, beginning of period	3,706	169

Cash and cash equivalents, end of period	$15,508	$739

The accompanying notes are an integral part of these consolidated condensed financial statements

QUEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY/(DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Amounts subsequent to December 31, 2008 are unaudited)
(in thousands, except unit data)

	Common				General	General	Total
	Units	Common	Subordinated	Subordinated	Partner	Partner	Partners’
	Issued	Unitholders	Units	Unitholders	Units	Interest	Equity/(Deficit)
Balance, December 31, 2008	12,331,521	$45,832	8,857,981	$(25,857)	431,827	$(1,447)	$18,528
Net loss	—	(39,653)	—	(28,522)	—	(1,391)	(69,566)
Unit-based compensation	—	33	—	—	—	—	33

Balance, March 31, 2009	12,331,521	$6,212	8,857,981	$(54,379)	431,827	$(2,838)	$(51,005)

The accompanying notes are an integral part of these consolidated condensed financial statements

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     These condensed consolidated financial statements have been prepared by Quest Energy Partners, L.P. (“Quest Energy”, the “Partnership” or “QELP”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes included in the Partnership’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 Form 10-K/A”).
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
     Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income.
     Unless the context clearly requires otherwise, references to “us”, “we”, “our” or the “Partnership” are intended to mean Quest Energy Partners, L.P. and its consolidated subsidiaries.
Going Concern
     The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business, though such an assumption may not be true. The Partnership and its predecessor have incurred significant losses from 2004 through 2008 and into 2009, mainly attributable to the operations, impairment of oil and gas properties, unrealized gains and losses from derivative financial instruments, legal restructurings, financings, the current legal and operational structure and, to a lesser degree, the cash expenditures resulting from the investigation related to the certain unauthorized transfers, repayments and re-transfers of funds to entities controlled by our former chief executive officer, Jerry D. Cash (“Mr. Cash”) (the “Transfers”). We have determined that there is substantial doubt about our ability to continue as a going concern.
     While we were in compliance with the covenants in our credit agreements as of December 31, 2008 and March 31, 2009, we do not expect to be in compliance for all of 2009. If defaults exist in subsequent periods that are not waived by our lenders, our assets could be subject to foreclosure or other collection efforts. Our Amended and Restated Credit Agreement, as amended (“Quest Cherokee Credit Agreement”) limits the amount we can borrow to a borrowing base amount, determined by the lenders at their sole discretion. Outstanding borrowings in excess of the borrowing base will be required to be repaid in either four equal monthly installments following notice of the new borrowing base or immediately if the borrowing base is reduced in connection with a sale or disposition of certain properties in excess of 5% of the borrowing base. In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the principal payment of $15 million we made on June 30, 2009, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million (the “Borrowing Base Deficiency”). The Borrowing Base Deficiency was repaid on July 8, 2009.
     Under the terms of our Second Lien Senior Term Loan Agreement, as amended (“Second Lien Loan Agreement”) we are required to make quarterly payments of $3.8 million. We have made payments through August 17, 2009. The balance remaining of $29.8 million is due on September 30, 2009. Due to the principal payments made under our Quest Cherokee Credit Agreement in connection with the Borrowing Base Deficiency, no assurance can be given that we will be able to repay such amount in accordance with the terms of the agreement. Failure to make the remaining principal payment under the Second Lien Loan Agreement or the principal payment due under the Quest Cherokee Credit Agreement (absent any waiver granted or amendment to the agreement) would be a default under the terms of both agreements, resulting in payment acceleration of both loans.
     Our parent, Quest Resource Corporation (“QRCP”) has pledged its ownership in our general partner to secure its term loan credit agreement and is almost exclusively dependent upon distributions from its interest in Quest Midstream Partners L.P. (“Quest Midstream”) and Quest Energy for revenue and cash flow. QRCP does not expect to receive any distributions from Quest Midstream or the Partnership in 2009. If QRCP were to default under its credit agreement, the lenders of QRCP’s credit agreement could obtain control of our general partner or sell control of our general partner to a third party. In the past, QRCP has not satisfied all of the financial covenants contained in its credit agreement. In QRCP’s 2008 Annual Report on Form 10-K/A, its independent registered public accounting firm expressed doubt about its ability to continue as a going concern if it is unable to restructure its debt obligations, issue equity securities and/or sell assets in the next few months. If QRCP is not successful in obtaining sufficient additional funds, there is a significant risk that QRCP will be forced to file for bankruptcy protection.
     Based on the foregoing, we have determined that there is substantial doubt about our ability to continue as a going concern, absent an amendment of our credit agreements.
     We are currently discussing various options with our lenders; however, there can be no assurance that we will be successful in these discussions.
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
Recent Accounting Pronouncements
     The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF No. 03-6-1”), effective January 1, 2009. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are considered participating securities prior to vesting and therefore included in the allocation of earnings for purposes of calculating earnings per unit (“EPU”) under the two-class method as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. EITF 03-06-1 provides that unvested unit-based awards that contain non-forfeitable rights to dividends are participating securities and should be included in the computation of EPU. The Partnership’s bonus units contain non-forfeitable rights to dividends and thus require these awards to be included in the EPU computation. All prior periods have been conformed to the current year presentation. During periods of losses, EPU will not be impacted, as the Partnership’s participating securities are not obligated to share in the losses of the Company and thus, are not included in the EPU computation. See Note 8. Net Income Per Limited Partner Unit.

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. We adopted SFAS No. 161 effective January 1, 2009. See Note 4. Derivative Financial Instruments for the impact to our disclosures.
     The Company also adopted EITF 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships effective January 1, 2009 (“EITF 07-4”). EITF 07-4 was developed to improve the comparability of EPU calculation for master limited partnerships (“MLP’s”) with incentive distribution rights (“IDR”). EITF 07-4 became effective for QELP on January 1, 2009 and requires retrospective restatement of prior periods. IDRs will be awarded as certain targeted distributions are met. At this time, the Company has not met any targeted distributions, thus adoption of EITF 07-4 has had no impact to the Company’s basic EPU calculation for the periods presented.
     In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting, which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have had an effect on our 2009 depletion rates for our natural gas and crude oil properties and the amount of the impairment recognized as of December 31, 2008 had the new rules been effective for the period. The new rules are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule. We plan to implement the new requirements in our Annual Report on Form 10-K for the year ended December 31, 2009. We are currently evaluating the impact of the new rules on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods beginning after June 15, 2009. Adoption of SFAS No. 165 will not have an impact on our financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This standard will become effective for the interim and annual periods ending after September 15, 2009. This standard will not have a material impact on our consolidated financial statements upon adoption.
2. Acquisition
     PetroEdge — On July 11, 2008, QRCP completed the acquisition of privately held PetroEdge Resources LLC (WV) (“PetroEdge”) in an all cash purchase for approximately $142 million in cash including transaction costs, subject to certain adjustments for working capital and certain other activity between May 1, 2008 and the closing date. At the time of the acquisition, PetroEdge owned approximately 78,000 net acres of oil and natural gas producing properties in the Appalachian Basin with estimated net proved reserves of 99.6 Bcfe as of May 1, 2008 and net production of approximately 3.3 million cubic feet equivalent per day (“Mmcfe/d”).
     At closing, QRCP sold the producing well bores to our subsidiary, Quest Cherokee LLC (“Quest Cherokee”), for approximately $71.2 million. The proved undeveloped reserves, unproved and undrilled acreage related to the wellbores (generally all acreage other than established spacing related to the producing wellbores) and a gathering system were retained by PetroEdge and its name was changed to Quest Eastern Resource LLC. Quest Eastern is designated as operator of the wellbores purchased by Quest Cherokee and conducts drilling and other operations for our affiliates and third parties on the PetroEdge acreage. We funded our purchase of the PetroEdge wellbores with borrowings under our Quest Cherokee Credit Agreement and the proceeds of a $45 million, six-month term loan. See Note 3. Long-Term Debt.

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Pro Forma Summary Data Related to Acquisition (Unaudited)
     The following unaudited pro forma information summarizes the results of operations for the three months ended March 31, 2008, as if the PetroEdge acquisition had occurred at the beginning of the period (in thousands, except per unit data):

Pro forma revenue	$41,664
Pro forma net income (loss)	$(44,254)
Pro forma net income (loss) per limited partner unit — basic and diluted	$(2.05)
3. Long-Term Debt
     The following is a summary of our long-term debt as of the periods indicated (in thousands):

	March 31,	December 31,
	2009	2008
Borrowings under bank senior credit facilities
Quest Cherokee Credit Agreement	$189,000	$189,000
Second Lien Loan Agreement	37,400	41,200
Notes payable to banks and finance companies	443	772

Total debt	226,843	230,972
Less current maturities included in current liabilities	37,753	41,882

Total long-term debt	$189,090	$189,090

Credit Facilities
     A. Quest Cherokee Credit Agreement.
     Quest Cherokee is a party to the Quest Cherokee Credit Agreement, as amended (the “Quest Cherokee Credit Agreement”), with RBC, KeyBank National Association (“KeyBank”) and the lenders party thereto for a $250 million revolving credit facility, which is

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
guaranteed by Quest Energy. Availability under the revolving credit facility is tied to a borrowing base that is redetermined by the lenders every six months taking into account the value of Quest Cherokee’s proved reserves.
     The borrowing base was $190.0 million as of March 31, 2009. The amount borrowed under the Quest Cherokee Credit Agreement as of March 31, 2009 and December 31, 2008 was $189.0 million. At March 31, 2009, Quest Cherokee had $1.0 million available for borrowing. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended March 31, 2009 was 4.54%.
     In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the payment discussed below, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Energy amended or exited certain of its above market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Energy did not exit were set to market prices at the time. At the same time, Quest Energy entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Energy made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, Quest Energy repaid the $14 million Borrowing Base Deficiency.
     On June 18, 2009, Quest Energy and Quest Cherokee entered into a Third Amendment to Amended and Restated Credit Agreement that, among other things, permits Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. or any of its affiliates to be secured by the liens under the Quest Cherokee Credit Agreement on a pari passu basis with the obligations under the Quest Cherokee Credit Agreement. On June 30, 2009, Quest Energy and Quest Cherokee entered into a Fourth Amendment to Amended and Restated Credit Agreement that deferred Quest Energy’s obligation to deliver certain financial statements.
     Quest Cherokee was in compliance with all of its covenants as of March 31, 2009.
     B. Second Lien Loan Agreement.
     Quest Energy and Quest Cherokee are parties to the Second Lien Loan Agreement dated as of July 11, 2008, with RBC, KeyBank, Société Générale and the parties thereto for a $45 million term loan due and maturing on September 30, 2009.
     Quest Energy made quarterly principal payments of $3.8 million on February 17, 2009, May 15, 2009 and August 17, 2009.
     The weighted average interest rate under the Second Lien Loan Agreement for the quarter ended March 31, 2009 was 11.32%.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders.
     Quest Cherokee was in compliance with all of its covenants as of March 31, 2009.

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
4. Derivative Financial Instruments
     Our objective in entering into derivative financial instruments is to manage exposure to commodity price and interest rate fluctuations, protect our returns on investments, and achieve a more predictable cash flow in connection with our acquisition activities and borrowings related to these activities. These transactions limit exposure to declines in prices or increases in interest rates, but also limit the benefits we would realize if prices increase or interest rates decrease. When prices for oil and natural gas or interest rates are volatile, a significant portion of the effect of our derivative financial instrument management activities consists of non-cash income or expense due to changes in the fair value of our derivative financial instrument contracts. Cash charges or gains only arise from payments made or received on monthly settlements of contracts or if we terminate a contract prior to its expiration. Specifically, we utilize futures, swaps and options. Futures contracts and commodity swap agreements are used to fix the price of expected future oil and gas sales at major industry trading locations, such as Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Options are used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas.
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
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales (“NPNS”) as permitted by SFAS No. 133 exist. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the respective instruments’ fair value currently in earnings. In accordance with SFAS No. 161, the table below outlines the classification of our derivative financial instruments on our condensed consolidated balance sheets and their financial impact in our condensed consolidated statement of operations as of and for the periods indicated (in thousands):

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Fair Value of Derivative Financial Instruments

		March 31,	December 31,
Derivative Financial Instruments	Balance Sheet location	2009	2008
Commodity contracts	Derivative financial instruments — Current assets	$57,272	$42,995
Commodity contracts	Derivative financial instruments — Long-term assets	48,954	30,836
Commodity contracts	Derivative financial instruments — Current liabilities	(7)	(12)
Commodity contracts	Derivative financial instruments — Long-term liabilities	(14,000)	(4,230)

Net derivative assets		$92,219	$69,589

The Effect of Derivative Financial Instruments

		Three months ended
		March 31,
Derivative Financial Instruments	Statement of Operations location	2009	2008
Commodity contracts
	Gain (loss) from derivative financial instruments	$39,464	$(44,239)

     Settlements in the normal course of maturities of our derivative financial instrument contracts result in cash receipts from or cash disbursement to our derivative contract counterparties and are, therefore, realized gains or losses. Changes in the fair value of our derivative financial instrument contracts are included in income currently with a corresponding increase or decrease in the balance sheet fair value amounts. Gains and losses associated with derivative financial instruments related to oil and gas production were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Realized gains (losses)	$16,834	$(1,211)
Unrealized gains (losses)	22,630	(43,028)

Gain (loss) from derivative financial instruments	$39,464	$(44,239)

     In June 2009, we amended or exited certain of our above market natural gas price derivative contracts for periods beginning in the second quarter of 2010 through the fourth quarter of 2012. In return, we received approximately $26 million. Concurrent with this, the strike prices on the derivative contracts that we did not exit were set to market prices at the time and we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013.

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following tables summarize the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of March 31, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011	2012	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	11,022,000	12,499,060	2,000,004	2,000,004	27,521,068
Weighted-average fixed price per Mmbtu	$7.78	$7.42	$8.00	$8.11	$7.66
Fair value, net	$44,207	$26,266	$3,374	$2,785	$76,632
Natural Gas Collars:
Contract volumes (Mmbtu)	562,500	630,000	3,549,996	3,000,000	7,742,496
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$10.00	$7.39	$7.00	$7.71
Ceiling	$15.00	$13.11	$9.88	$9.60	$10.41
Fair value, net	$3,672	$2,445	$5,142	$2,721	$13,980
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	11,584,500	13,129,060	5,550,000	5,000,004	35,263,564
Weighted-average fixed price per Mmbtu	$7.94	$6.59	$7.61	$7.44	$7.31
Fair value, net	$47,879	$28,711	$8,516	$5,506	$90,612
Crude Oil Swaps:
Contract volumes (Bbl)	27,000	30,000	—	—	57,000
Weighted-average fixed price per Bbl	$90.07	$87.50	$—	$—	$88.72
Fair value, net	$924	$683	$—	$—	$1,607
Total fair value, net	$48,803	$29,394	$8,516	$5,506	$92,219

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following tables summarize the estimated volumes, fixed prices and fair values attributable to gas derivative contracts as of December 31, 2008:

	Year Ending December 31,
	2009	2010	2011	Thereafter	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	14,629,200	12,499,060	2,000,004	2,000,004	31,128,268
Weighted-average fixed price per Mmbtu	$7.78	$7.42	$8.00	$8.11	$7.67
Fair value, net	$38,107	$14,071	$2,441	$2,335	$56,954
Natural Gas Collars:
Contract volumes (Mmbtu)	750,000	630,000	3,549,996	3,000,000	7,929,996
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$10.00	$7.39	$7.03	$7.79
Ceiling	$15.00	$13.11	$9.88	$7.39	$9.52
Fair value, net	$3,630	$1,875	$3,144	$2,074	$10,723
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	15,379,200	13,129,060	5,550,000	5,000,004	39,058,264
Weighted-average fixed price per Mmbtu	$7.94	$7.55	$7.61	$7.44	$7.70
Fair value, net	$41,737	$15,946	$5,585	$4,409	$67,677
Crude Oil Swaps:
Contract volumes (Bbl)	36,000	30,000	—	—	66,000
Weighted-average fixed price per Bbl	$90.07	$87.50	$—	$—	$88.90
Fair value, net	$1,246	$666	$—	$—	$1,912
Total fair value, net	$42,983	$16,612	$5,585	$4,409	$69,589
5. Fair Value Measurements
     Our financial instruments include commodity derivatives, debt, cash, receivables and payables. The carrying value of our debt approximates fair value due to the variable nature of the interest rates. The carrying amount of cash, receivables and accounts payable approximates fair value because of the short-term nature of those instruments.
     Effective January 1, 2009, we adopted FSP 157-2, which applies to our nonfinancial assets and liabilities for which we disclose or recognize at fair value on a nonrecurring basis, such as asset retirement obligations and other assets and liabilities. Fair value is the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.
     SFAS No. 157 also establishes a hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:
     • Level 1 — Quoted prices available in active markets for identical assets or liabilities as of the reporting date.

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
     The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
March 31, 2009	1	2	3	Collateral*	Value
Derivative financial instruments — assets	$—	$9,322	$96,904	$—	$106,226
Derivative financial instruments — liabilities	$—	$(145)	$(13,862)	$—	$(14,007)

Total	$—	$9,177	$83,042	$—	$92,219

December 31, 2008
Derivative financial instruments — assets	$—	$8,866	$64,883	$(4,160)	$69,589
Derivative financial instruments — liabilities	$—	$(224)	$(3,936)	$4,160	$—

Total	$—	$8,642	$60,947	$—	$69,589

*	Amounts represent the effect of legally enforceable master netting agreements between us and our counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.
     Risk management assets and liabilities in the table above represent the current fair value of all open derivative positions, excluding those derivatives designated as NPNS. We classify all of these derivative instruments as “Derivative financial instrument assets” or “Derivative financial instrument liabilities” in our condensed consolidated balance sheets.
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
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended
March 31,
2009
Balance at beginning of period	$60,947
Realized and unrealized gains included in earnings	39,516
Purchases, sales, issuances, and settlements	(17,421)
Transfers into and out of Level 3	—

Balance as of March 31, 2009	$83,042

6. Asset Retirement Obligations
     The following table reflects the changes to QELP’s asset retirement liability for the period indicated (in thousands):

Three Months Ended
March 31,
2009
Asset retirement obligations at beginning of period	$4,592
Liabilities incurred	—
Liabilities settled	—
Accretion	132
Revisions in estimated cash flows	—

Asset retirement obligations at end of period	$4,724

7. Equity Compensation Plans
     We have an equity compensation plan for our employees, consultants and non-employee directors pursuant to which unit awards may be granted. During the three months ended March 31, 2008, 30,000 bonus common units were awarded under our long-term incentive plan, of which, 15,000 vested in 2008 and the remaining 15,000 vests ratably over two years. No awards were granted during the three months ended March 31, 2009. As of March 31, 2009, there were approximately 2.1 million units available for future awards. Unit-based compensation expense was $33,000 and $17,000 for the three months ended March 31, 2009 and 2008, respectively.
8. Net Income Per Limited Partner Unit
     Subject to applicability of Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”), Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128, as discussed below, income is allocated 98% to the limited partners, including the holders of subordinated units, and 2% to the general partner. Income allocable to the limited partners is first allocated to the common unitholders up to the quarterly minimum distribution of $0.40 per unit, with remaining income allocated to the subordinated unitholders up to the quarterly minimum distribution amount. Basic and diluted net income per common and subordinated unit is determined by dividing net income attributable to common and subordinated partners by the weighted average number of outstanding common and subordinated units during the period.
     EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (or partnership distributions to unitholders). Under EITF 03-06, in accounting periods where the Quest Energy’s aggregate net income exceeds aggregate dividends declared in the period, Quest Energy is required to present earnings per unit as if all of the earnings for the periods were distributed.
     Earnings per limited partner unit are presented for the periods indicated. The following table sets forth the computation of basic and diluted net loss per limited partner unit (in thousands, except unit and per unit data):

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Net income (loss)	$(69,566)	$(40,765)
Less: General Partner 2.0% ownership	(1,392)	(815)

Net income (loss) available to limited partners	$(68,174)	$(39,950)

Basic and diluted weighted average number of units:
Common units	12,316,521	12,306,796
Subordinated units	8,857,981	8,857,981
Unvested unit-based awards participating	—	15,824

Basic and diluted weighted average number of units	21,174,502	21,180,601

Basic and diluted net income (loss) per limited partner unit:	$(3.22)	$(1.89)

     Effective January 1, 2009, the Company adopted FSP EITF No. 03-6-1, which requires participating securities to be included in the allocation of earnings when calculating EPU under the two-class method. All prior period EPU data presented above has be retrospectively adjusted to conform to the new requirements of this Staff Position. During periods of losses, basic EPU will not be impacted by the two-class method, as the Company’s participating securities are not obligated to share in the losses of the Company and thus, are not included in the EPU share computation.
     The Company also adopted EITF 07-4 on January 1, 2009, which was put in place to improve the comparability of EPU calculations for MLPs with IDRs. Through March 31, 2009, the Company has not met any targeted distributions and thus, this EITF has had no impact to the Company’s EPU calculation.
     Because we reported a net loss for the three months ended March 31, 2009, participating securities covering 15,000 common shares were excluded from the computation of net loss per share because their effect would have been antidilutive.
Note 9. Impairment of Oil and Gas Properties
     At the end of each quarterly period, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the full cost ceiling, computed as the sum of the estimated future net revenues from our proved reserves using current period-end prices discounted at 10%, and adjusted for related income tax effects (ceiling test). In the event our capitalized costs exceed the ceiling limitation at the end of the reporting date, we subsequently evaluate the limitation based on price changes that occur after the balance sheet date to assess impairment as currently permitted by Staff Accounting Bulletin Topic 12—Oil and Gas Producing Activities. Under full cost accounting rules, any ceiling test write-downs of oil and natural gas properties may not be reversed in subsequent periods. Since we do not designate our derivative financial instruments as hedges, we are not allowed to use the impacts of the derivative financial instruments in our ceiling test computation. As a result, decreases in commodity prices which contribute to ceiling test write-downs may be offset by mark-to-market gains which are not reflected in our ceiling test results.
     Under the present full cost accounting rules, we are required to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The base for our spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. The computation resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the March 31, 2009 present value of future net revenues by approximately $112.1 million. As a result of subsequent increases in spot prices, the amount of the ceiling test impairment was reduced to $95.2 million and is included in our condensed consolidated statement of operations. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. Typically, basis differentials result in natural gas prices which are lower than Henry Hub, except in Appalachia, where we have typically received a premium to Henry Hub. We may face further ceiling test write-downs in future periods, depending on level of commodity prices, drilling results and well performance.
     The calculation of the ceiling test is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, production and changes in economics related to the properties subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.
10. Commitments and Contingencies
     Litigation
     We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. Below is a brief description of any material legal proceedings that were initiated against us since December 31, 2008.
     Federal Derivative Case
     William Dean Enders, derivatively on behalf of nominal defendant Quest Energy Partners, L.P. v. Jerry D. Cash, David E. Grose, David C. Lawler, Gary Pittman, Mark Stansberry, J. Philip McCormick, Douglas Brent Mueller, Mid Continent Pipe & Equipment, LLC, Reliable Pipe & Equipment, LLC, RHB Global, LLC, RHB, Inc., Rodger H. Brooks, Murrell, Hall, McIntosh & Co. PLLP, and Eide Bailly LLP, Case No. CIV-09-752-F, U.S. District Court for the Western District of Oklahoma, filed July 17, 2009
     On July 17, 2009, a complaint was filed in the United States District Court for the Western District of Oklahoma, purportedly on Quest Energy’s behalf, which names certain of its current and former officers and directors, external auditors and vendors. The factual allegations relate to, among other things, the Transfers and lack of effective internal controls. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, conversion, disgorgement under the Sarbanes-Oxley Act of 2002, and aiding and abetting breaches of fiduciary duties against the individual defendants and vendors and professional negligence and breach of contract against the external auditors. The complaint seeks monetary damages, disgorgement, costs and expenses and equitable and/or injunctive relief. It also seeks Quest Energy to take all necessary actions to reform and improve its corporate governance and internal procedures. Quest Energy intends to defend vigorously against these claims.
     Personal Injury Litigation
     St. Paul Surplus Lines Insurance Company v. Quest Cherokee Oilfield Service, LLC, et al., CJ-2009-1078, District Court of Tulsa County, State of Oklahoma, filed February 11, 2009
     QCOS has been named as a defendant in this declaratory action. This action arises out of the Trigoso matter discussed below. Plaintiff alleges that no coverage is owed QCOS under the excess insurance policy issued by plaintiff. The contentions of plaintiff primarily rest on their position that the allegations made in Trigoso are intentional in nature and that the excess insurance policy does not cover such claims. QCOS will vigorously defend the declaratory action.
     Billy Bob Willis, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-00063, District Court of Nowata County, State of Oklahoma, filed April 28, 2009
     QRCP et al. have been named in the above-referenced lawsuit. The lawsuit has not been served. At this time and due to the recent filing of the lawsuit, the Company is unable to provide further detail.
     Litigation Related to Oil and Gas Leases
     Edward E. Birk, et ux., and Brian L. Birk, et ux., v. Quest Cherokee, LLC, Case No. 09-CV-27, District Court of Neosho County, State of Kansas, filed April 23, 2009

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Quest Cherokee was named as a defendant in a lawsuit filed by Edward E. Birk, et ux., and Brian L. Birk, et ux., on April 23, 2009. In that case, the plaintiffs claim that they are entitled to an overriding royalty interest (1/16th in some leases, and 1/32nd in some leases) in 14 oil and gas leases owned and operated by Quest Cherokee. Plaintiffs contend that Quest Cherokee has produced oil and/or gas from wells located on or unitized with those leases, and that Quest Cherokee has failed to pay plaintiffs their overriding royalty interest in that production. We are investigating the factual and legal basis for these claims and intend to defend against them vigorously based upon the results of the investigation.
     Robert C. Aker, et al. v. Quest Cherokee, LLC, et al., Case No. 3-09CV101, U.S. District Court for the Western District of Pennsylvania, filed April 16, 2009
     Quest Cherokee, et al. were named as defendants in this action where plaintiffs seek a ruling invalidating certain oil and gas leases. Quest Cherokee has filed a motion to dismiss for lack of jurisdiction, and no discovery has taken place. Quest Cherokee is investigating whether it is a proper party to this lawsuit and intends to vigorously defend against this claim.
     Larry Reitz, et al. v. Quest Resource Corporation, et al., Case No. CJ-09-00076, District Court of Nowata County, State of Oklahoma, filed May 15, 2009
     QRCP, et al. have been named in the above-referenced lawsuit. The lawsuit was served on May 22, 2009. Defendants have filed a motion to dismiss certain claims, and no discovery has taken place. Plaintiffs allege that defendants have wrongfully deducted costs from the royalties of plaintiffs and have engaged in self-dealing contracts and agreements resulting in a less than market price for production. Plaintiffs seek unspecified actual and punitive damages. Defendants intend to defend vigorously against this claim.
     Kim E. Kuhn, Scott Tomlinson, Todd Tomlinson, Charles Willier, Brian Sefcik v. Quest Cherokee, LLC, Case No. 2009 CV 43, District Court of Wilson County, State of Kansas, filed July 27, 2009
     Quest Cherokee has been named as a defendant by the landowners identified above for allegedly refusing to execute a Surface and Use Agreement. Plaintiffs seek monetary damages for breach of contract, damages to their property caused by Quest Cherokee, to terminate Quest Cherokee’s access to the property, and attorneys’ fees. Quest Cherokee denies plaintiffs’ allegations and will vigorously defend against the plaintiffs’ claims.
     Below is a brief description of any material developments that have occurred in our ongoing material legal proceedings since December 31, 2008. Additional information with respect to our material legal proceedings can be found in our 2008 Form 10-K/A.

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Personal Injury Litigation
     Segundo Francisco Trigoso and Dana Jara De Trigoso v. Quest Cherokee Oilfield Service, LLC, CJ-2007-11079, in the District Court of Oklahoma County, State of Oklahoma, filed December 27, 2007
     QCOS was named in this lawsuit filed by plaintiffs Segundo Francisco Trigoso and Dana Jara De Trigoso. Plaintiffs allege that Segundo Francisco Trigoso was seriously injured while working for QCOS on September 29, 2006 and that the conduct of QCOS was substantially certain to cause injury to Segundo Francisco Trigoso. Plaintiffs seek unspecified damages for physical injuries, emotional injuries, loss of consortium and pain and suffering. Plaintiffs also seek punitive damages. Various motions for summary judgment have been filed and denied by the court. It is expected that the court will set this matter for trial in Winter 2010. The parties are currently engaged in settlement negotiations and preparing for trial. QCOS intends to defend vigorously against plaintiffs’ claims.
     Berenice Urias v. Quest Cherokee, LLC, et al., CV-2008-238C in the Fifth Judicial District, County of Lea, State of New Mexico (Second Amended Complaint filed September 24, 2008)
     Quest Cherokee was named in this wrongful death lawsuit filed by Berenice Urias. Plaintiff was the surviving fiancée of the decedent Montano Moreno. The decedent was killed while working for United Drilling, Inc. United Drilling was transporting a drilling rig between locations when the decedent was electrocuted. All claims against Quest Cherokee have been dismissed with prejudice.
     Litigation Related to Oil and Gas Leases
     Quest Cherokee has been named as a defendant or counterclaim defendant in several lawsuits in which the plaintiff claims that oil and gas leases owned and operated by Quest Cherokee have either expired by their terms or, for various reasons, have been forfeited by Quest Cherokee. Those lawsuits were originally filed in the district courts of Labette, Montgomery, Wilson, and Neosho Counties, Kansas. Quest Cherokee has drilled wells on some of the oil and gas leases in issue and some of those oil and gas leases do not have a well located thereon but have been unitized with other oil and gas leases upon which a well has been drilled. As of August 10, 2009, the total amount of acreage covered by the leases at issue in these lawsuits was approximately 5,118 acres. Quest Cherokee intends to vigorously defend against those claims. Following is a list of those cases:
     Housel v. Quest Cherokee, LLC, Case No. 06-CV-26-I, District Court of Montgomery County, State of Kansas, filed March 2, 2006
     Roger Dean Daniels v. Quest Cherokee, LLC, Case No. 06-CV-61, District Court of Montgomery County, State of Kansas, filed May 5, 2006 (currently on appeal)
     Carol R. Knisely, et al. v. Quest Cherokee, LLC, Case No. 07-CV-58-I, District Court of Montgomery County, State of Kansas, filed April 16, 2007
     Quest Cherokee, LLC v. David W. Hinkle, et al., Case No. 2006-CV-74, District Court of Labette County, State of Kansas, filed September 5, 2006
     Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, District Court of Wilson County, State of Kansas, filed August 29, 2007
     Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, District Court of Labette County, State of Kansas, filed November 26, 2007
     Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, District Court of Labette County, State of Kansas, filed November 26, 2007
     Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, District Court of Neosho County, State of Kansas, filed September 18, 2008 (settled and dismissed)
     Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, District Court of Neosho County, State of Kansas, filed December 7, 2007, and February 27, 2008

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. 04-C-100-PA, District Court of Labette County, State of Kansas, filed on September 1, 2004
     Quest Cherokee and Bluestem were named as defendants in a lawsuit filed by Central Natural Resources, Inc. (“Central Natural Resources”) on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser and has damaged its coal through its drilling and production operations. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the Plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane gas were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. Plaintiff appealed the summary judgment and the Kansas Supreme Court has issued an opinion affirming the District Court’s decision and has remanded the case to the District Court for further proceedings consistent with that decision. Central Natural Resources filed a motion seeking to dismiss all of its remaining claims, without prejudice, and a journal entry of dismissal has been approved by the District Court.
     Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. CJ-06-07, District Court of Craig County, State of Oklahoma, filed January 17, 2006
     Quest Cherokee was named as a defendant in a lawsuit filed by Central Natural Resources, Inc. on January 17, 2006, in the District Court of Craig County, Oklahoma. Central Natural Resources owns the coal underlying approximately 2,250 acres of land in Craig County, Oklahoma. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying those lands, and has drilled and completed 20 wells that produce coal bed methane gas on those lands. Plaintiff alleged that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser. Plaintiff sought to quiet its alleged title to the coal bed methane and an accounting of the revenues from the coal bed methane gas produced by Quest Cherokee. Quest Cherokee contended it has valid leases from the owners of the coal bed methane gas rights. The issue was whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. All claims have been dismissed by agreement of all of the parties and a journal entry of dismissal has been approved by the District Court.
     Other
     Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-91, District Court of Neosho County, State of Kansas, filed July 19, 2007; and Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-46, District Court of Wilson County, State of Kansas, filed September 4, 2007
     Quest Cherokee was named as a defendant in two lawsuits filed by Well Refined Drilling Company in the District Court of Neosho County, Kansas (Case No. 2007 CV 91) and in the District Court of Wilson County, Kansas (Case No. 2007 CV 46). In both cases, plaintiff contended that Quest Cherokee owed certain sums for services provided by the plaintiff in connection with drilling wells for Quest Cherokee. Plaintiff had also filed mechanics liens against the oil and gas leases on which those wells are located and also sought foreclosure of those liens. Quest

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Cherokee had answered those petitions and had denied plaintiff’s claims. The claims in these lawsuits have been settled and dismissed by agreement of all of the parties.
     Barbara Cox v. Quest Cherokee, LLC, Case No. CIV-08-0546, U.S. District Court for the District of New Mexico, filed April 18, 2008
     Quest Cherokee was named in this lawsuit by Barbara Cox. Plaintiff is a landowner in Hobbs, New Mexico and owns the property where the Quest State 9-4 Well was drilled and plugged. Plaintiff alleged that Quest Cherokee violated the New Mexico Surface Owner Protection Act and has committed a trespass and nuisance in the drilling and maintenance of the well. The parties have settled this case, and it will be dismissed.
          Environmental Matters
     As of March 31, 2009, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.
          Financial Advisor Contract
     In January 2009, Quest Energy GP engaged a financial advisor to us in connection with the review of our strategic alternatives. Under the terms of the agreement, the financial advisor received a one-time advisory fee of $50,000 in January 2009 and was entitled to additional monthly advisory fees of $25,000 for a minimum period of six months payable on the last day of the month beginning January 31, 2009. In addition, the financial advisor was entitled to inestimable fees if certain transactions occur. On July 1, 2009, Quest Energy GP entered into an amendment to the original agreement with a financial advisor , which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, which amount was paid upon execution of the amendment. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.
11. Related Party Transactions
Settlement Agreements
     As discussed in our 2008 Form 10-K/A, we and QRCP filed lawsuits, related to the Transfers, seeking, among other things, to recover the funds that were transferred. On May 19, 2009, we, QRCP, and Quest Midstream Partners, L.P. (“Quest Midstream”) entered into settlement agreements with Mr. Cash, the controlled-entity and the other owners to settle this litigation. Under the terms of the settlement, and based on a settlement allocation agreed to by our board of directors and the board of directors of QRCP, QRCP received (1) approximately $2.4 million in cash and (2) 60% of the controlled-entity’s interest in a gas well located in Louisiana and a landfill gas development project located in Texas and we received Mr. Cash’s interest in STP Newco, Inc (“STP”) which consisted of 100% of the common stock of the company.
     While QRCP estimates the value of these assets to be less than the amount of the unauthorized transfers and cost of the internal investigation, Mr. Cash represented that they comprise all of Mr. Cash’s net worth and the majority of the value of the controlled-entity. We and QRCP did not take Mr. Cash’s stock in QRCP, which he represented had been pledged to secure personal loans with a principal balance far in excess of the current market value of the stock.
     STP owns interests in certain oil producing properties in Oklahoma, and other assets and liabilities. STP’s accounting and operation records provided to us, at the date of the settlement, were in poor condition and we are in the process of reconstructing the financial records in order to determine the estimated fair value of the assets acquired and liabilities assumed in connection with the settlement. Based on documents QRCP received prior to the settlement, the estimated fair value of the net assets to be assumed was expected to provide us reimbursement for all of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by us; however, the financial information we received prior to closing contained errors related to Mr. Cash’s ownership interests in the properties as well as amounts due vendors and royalty owners. Based on work performed to date, we and QRCP, believe that the actual estimated fair value of net assets of STP that we received is less than previously expected. We and QRCP expect to complete our analysis of STP’s financial information and our final valuation of the oil producing properties obtained from STP by December 31, 2009. We and QRCP also are in the process of determining what further actions can be taken with regards to this and intend to pursue all remedies available under the law.

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Merger Agreement and Support Agreement
     As discussed in Note 1. Basis of Presentation, on July 2, 2009, we entered into the Merger Agreement with QRCP, Quest Midstream, and other parties thereto pursuant to which we would form a new, yet to be named, publicly-traded corporation that, through a series of mergers and entity conversions, would wholly-own all three entities.
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
Forward-looking statements
     This quarterly report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to, among other things, the following:
•	our future financial and operating performance and results;

•	our business strategy;

•	market prices;

•	our future derivative financial instrument activities; and

•	our plans and forecasts.
     We have based these forward-looking statements on our current assumptions, expectations and projections about future events.
     We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this quarterly report, including, but not limited to:
•	fluctuations in prices of oil and natural gas;

•	imports of foreign oil and natural gas, including liquefied natural gas;

•	future capital requirements and availability of financing;

•	continued disruption of credit and capital markets and the ability of financial institutions to honor their commitments;

•	estimates of reserves and economic assumptions;

•	geological concentration of our reserves;

•	risks associated with drilling and operating wells;

•	risks associated with the operation of natural gas pipelines and gathering systems;

•	discovery, acquisition, development and replacement of oil and natural gas reserves;

•	cash flow and liquidity;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling and production equipment;

•	marketing of oil and natural gas;

•	developments in oil-producing and natural gas-producing countries;

•	title to our properties;

•	litigation;

•	competition;

•	general economic conditions, including costs associated with drilling and operations of our properties;

•	environmental or other governmental regulations, including legislation to reduce emissions of greenhouse gases;

•	receipt and collectability of amounts owed to us by purchasers of our production and counterparties to our derivative financial instruments;

•	decisions whether or not to enter into derivative financial instruments;

•	events similar to those of September 11, 2001;

•	actions of third party co-owners of interests in properties in which we also own an interest; and

•	fluctuations in interest rates.
     We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. The forward-looking statements in this report only speak as of the date of this report. We disclaim any obligation to update these statements unless required by securities laws, and we caution you to not rely on them unduly. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this quarterly report, and the risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (our “2008 Form 10-K/A”).
     Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas, the availability of capital from our revolving credit facilities and liquidity from capital markets. Declines in oil or natural gas prices may have a material adverse affect on our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices also may reduce the amount of oil or natural gas that we can produce economically. A decline in oil or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.
Overview of Our Company
     We are a publicly traded master limited partnership formed in 2007 by Quest Resource Corporation (“QRCP”) to acquire, exploit and develop oil and natural gas properties.
Operating Highlights
The Company’s significant operational highlights during the first quarter of 2009 include:
•	Increased natural gas production by approximately 445,000 Mcf from the prior year quarter.

•	Increased oil production by approximately 9,000 Bbls from the prior year quarter.

•	Increased total production by approximately 499,000 Mcfe from the prior year quarter.

•	Reduced production costs by $1.10 per Mcfe from the prior year quarter.
Financial Highlights
The Company’s significant financial highlights during the first quarter of 2009 include:
•	Reduced total debt by $4.1 million since December 31, 2008.

•	Increased cash and cash equivalents by $11.8 million since December 31, 2008.
Recent Developments
    Global Financial Crisis and Impact on Capital Markets and Commodity Prices
     During 2009, the global economy has continued to experience a significant downturn. There are two significant ramifications to the exploration and production industry as the economy continues to deteriorate. The first is that capital markets have essentially frozen. Equity, debt and credit markets shut down. Future growth opportunities have been and are expected to continue to be constrained by the lack of access to liquidity in the financial markets.
     The second impact to the industry is that fear of global recession has resulted in a significant decline in oil and gas prices and the differential from NYMEX pricing to our sales point for our Cherokee Basin gas production widened and to unprecedented levels of volatility. While the differential has narrowed some, the volatility remains.
     Our operations and financial condition are significantly impacted by these prices. On March 31, 2009, the spot market price for natural gas at Henry Hub was $3.63 per Mmbtu, a 61.2% decrease from March 31, 2008. The price of oil has shown similar volatility, with a $49.64 per Bbl spot market price for oil at Cushing, Oklahoma at March 31, 2009, a 51.1% decrease from March 31, 2008. It is impossible to predict the duration or outcome of these price declines or the long-term impact on drilling and operating costs and the impacts, whether favorable or unfavorable, to our results of operations and liquidity. Natural gas prices came under pressure in the second half of 2008, and continued into 2009 as a result of lower domestic product demand that was caused by the weakening economy and concerns over excess supply of natural gas. In the Cherokee Basin, where we produce and sell most of our gas, there has been a widening of the historical discount of prices in the area to the NYMEX pricing point at Henry Hub as a result of elevated levels of natural gas drilling activity in the region and a lack of pipeline takeaway capacity. During the first quarter of 2009, this discount (or basis differential) in the Cherokee Basin ranged from $1.41 per Mmbtu to $1.48 per Mmbtu. Due to our relatively low level of oil production relative to gas and our existing commodity hedge positions, the volatility of oil prices had less of an effect on our operations.
     Suspension of Distributions
     Distributions on all of our units continue to be suspended. We do not expect to have any available cash to pay distributions in 2009 and we are unable to estimate at this time when such distributions may, if ever, be resumed. The amended terms of our credit agreements restrict our ability to pay distributions, among other things. Even if the restrictions on the payment of distributions under our credit agreements are removed, we may continue to not pay distributions in order to conserve cash for the repayment of indebtedness or other business purposes.
     Even if we do not pay distributions, our unitholders may be liable for taxes on their share of our taxable income.
Settlement Agreements
     As discussed in our 2008 Form 10-K/A, we and QRCP filed lawsuits, related to the Transfers, seeking, among other things, to recover the funds that were transferred. On May 19, 2009, we, QRCP, and Quest Midstream Partners, L.P. (“Quest Midstream”) entered into settlement agreements with Mr. Cash, the controlled-entity and the other owners to settle this litigation. Under the terms of the settlement, and based on a settlement allocation agreed to by our board of directors and the board of directors of QRCP, QRCP received (1) approximately $2.4 million in cash and (2) 60% of the controlled-entity's interest in a gas well located in Louisiana and a landfill gas development project located in Texas and we received Mr. Cash's interest in STP Newco, Inc (“STP”) which consisted of 100% of the common stock of the company.
     While QRCP estimates the value of these assets to be less than the amount of the unauthorized transfers and cost of the internal investigation, Mr. Cash represented that they comprise all of Mr. Cash’s net worth and the majority of the value of the controlled-entity. We and QRCP did not take Mr. Cash’s stock in QRCP, which he represented had been pledged to secure personal loans with a principal balance far in excess of the current market value of the stock.
     STP owns interests in certain oil producing properties in Oklahoma, and other assets and liabilities. STP’s accounting and operation records provided to us, at the date of the settlement, were in poor condition and we are in the process of reconstructing the financial records in order to determine the estimated fair value of the assets acquired and liabilities assumed in connection with the settlement. Based on documents QRCP received prior to the settlement, the estimated fair value of the net assets to be assumed was expected to provide us reimbursement for all of the costs of the internal investigation and the costs of the litigation against Mr. Cash that have been paid by us; however, the financial information we received prior to closing contained errors related to Mr. Cash's ownership interests in the properties as well as amounts due vendors and royalty owners. Based on work performed to date, we and QRCP, believe that the actual estimated fair value of net assets of STP that we received is less than previously expected. We and QRCP expect to complete our analysis of STP's financial information and our final valuation of the oil producing properties obtained from STP by December 31, 2009. We and QRCP also are in the process of determining what further actions can be taken with regards to this and intend to pursue all remedies available under the law.
Recombination
     On July 2, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with QRCP, Quest Midstream, and other parties thereto pursuant to which we would form a new, yet to be named, publicly-traded corporation (“New Quest”) that, through a series of mergers and entity conversions, would wholly-own all three entities (the “Recombination”).
      While we anticipate completion of the Recombination before year-end, it remains subject to the satisfaction of a number of conditions, including, among others, the arrangement of one or more satisfactory credit facilities for New Quest, the approval of the transaction by our unitholders, the unitholders of Quest Midstream and the stockholders of QRCP, and consents from each entity’s existing lenders. There can be no assurance that these conditions will be met or that the Recombination will occur.
      Upon completion of the Recombination, the equity of New Quest would be owned approximately 44% by current Quest Midstream common unit holders, approximately 33% by our current common unit holders (other than QRCP), and approximately 23% by current QRCP stockholders.
     Additionally, in connection with the Merger Agreement, on July 2, 2009, we entered into a Support Agreement with QRCP, Quest Midstream and certain Quest Midstream unitholders (the “Support Agreement”). Pursuant to the Support Agreement, QRCP has, subject to certain conditions, agreed to vote the common and subordinated units of us and Quest Midstream that it owns in favor of the Recombination and the holders of approximately 43% of the common units of Quest Midstream have, subject to certain conditions, agreed to vote their common units in favor of the Recombination.

     Credit Agreement Amendments
     In June 2009, we and Quest Cherokee entered into amendments to our Amended and Restated Credit Agreement, as amended (the “Quest Cherokee Credit Agreement”) that, among other things, permit Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. (“BP”) or any of its affiliates to be secured by the liens under the Quest Cherokee Credit Agreement on a pari passu basis with the obligations under the Quest Cherokee Credit Agreement and deferred until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.
      In June 2009, we also entered into an amendment to our Second Lien Senior Term Loan Agreement, as amended (“the Second Lien Loan Agreement”) (as defined below) that amended a covenant in order to defer until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.
     In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million (the “Borrowing Base Deficiency”). In anticipation of the reduction in the borrowing base, we amended or exited certain of our above market natural gas price derivative contracts and, in return, received approximately $26 million. At the same time, we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, we made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, we repaid the $14 million Borrowing Base Deficiency.
Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes, which are included elsewhere in this report.
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     Overview. Operating data for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,		Increase/
	2009	2008	(Decrease)
Oil and gas sales	$22,222	$38,314	$(16,092)	(42.0)%
Oil and gas production costs	$7,541	$11,645	$(4,104)	(35.2)%
Transportation expense	$10,287	$7,404	$2,883	38.9%
Depreciation, depletion and amortization	$11,338	$10,700	$638	6.0%
General and administrative expenses	$3,061	$3,098	$(37)	(1.2)%
Impairment of oil and gas properties	$95,169	$—	$95,169	100%
Gain (loss) from derivative financial instruments	$39,464	$(44,239)	$83,703	189.2%
Interest expense	$3,906	$2,062	$1,844	89.4%

     Production. Oil and gas production data for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,		Increase/
	2009	2008	(Decrease)
Production Data:
Natural gas production (Mmcf)	5,411	4,966	445	9.0%
Oil production (Mbbl)	20	11	9	81.8%
Total production (Mmcfe)	5,531	5,032	499	9.9%
Average daily production (Mmcfe/d)	61.5	55.3	6.2	11.2%
Average Sales Price per Unit:
Natural gas (Mcf)	$3.83	$7.49	$(3.66)	(48.9)%
Oil (Bbl)	$75.05	$98.12	$(23.07)	(23.5)%
Natural gas equivalent (Mcfe)	$4.02	$7.61	$(3.59)	(47.2)%
Average Unit Costs per Mcfe:
Production costs	$1.36	$2.31	$(0.95)	(41.1)%
Transportation expense	$1.86	$1.47	$0.39	26.5%
Depreciation, depletion and amortization	$2.04	$2.13	$(0.09)	(4.2)%
     Oil and Gas Sales. Oil and gas sales decreased $16.1 million, or 42.0%, to $22.2 million during the three months ended March 31, 2009, from $38.3 million during the three months ended March 31, 2008. This decrease was the result of a decrease in average realized prices, partially offset by an increased sales volumes. The decrease in the average realized price accounted for $19.9 million of the decrease. Our average product prices, which exclude hedge settlements, on an equivalent basis (Mcfe), decreased to $4.02 per Mcfe for the 2009 period from $7.61 per Mcfe for the 2008 period. Additional volumes of 499 Mmcfe increased oil and gas sales by $3.8 million. The increased volumes resulted from the PetroEdge acquisition.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses decreased $1.2 million, or 6.4%, to $17.8 million during the three months ended March 31, 2009, from $19.0 million during the three months ended March 31, 2008.
     Oil and gas production costs decreased $4.1 million, or 35.2% to $7.5 million during the three months ended March 31, 2009, from $11.6 million during the three months ended March 31, 2008. This decrease was primarily due to cost cutting measures implemented during the third and fourth quarters of 2008. Field headcount was reduced 27.4% while simultaneously reducing overtime hours for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The reductions came at the same time we absorbed the operations of PetroEdge which increased our total production, further reducing our cost per Mcfe. Production costs including gross production taxes and ad valorem taxes were $1.36 per Mcfe for the three months ended March 31, 2009 as compared to $2.31 per Mcfe for the three months ended March 31, 2008. The decrease in per unit cost was due to the cost-cutting measures discussed above, as well as higher volumes over which to spread fixed costs.
     Transportation expense increased $2.9 million, or 38.9%, to $10.3 million during the three months ended March 31, 2009, from $7.4 million during the three months ended March 31, 2008. The increase was due to an increase in the contracted rate and increased volumes. Transportation expense was $1.86 per Mcfe for the three months ended March 31, 2009 as compared to $1.47 per Mcfe for the three months ended March 31, 2008. Transportation expense per Mcfe is less than our contracted rate due to reimbursements we receive for third party volumes.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization increased approximately $0.6 million, or 6.0%, in the 2009 period to $11.3 million from $10.7 million in 2008. On a per unit basis, we had a decrease of $0.09 per Mcfe to $2.04 per Mcfe in 2009 from $2.13 per Mcfe in 2008. This decrease was primarily due to the impairment of our oil and gas properties taken in the fourth quarter of 2008 offset by decreases in proved reserves due to the effect of lower prices.
      General and Administrative Expense. General and administrative expenses were essentially flat in both periods as costcutting measures implemented in the third quarter of 2008, and continuing into 2009 were offset by increased professional fees. General and administrative expenses per Mcfe was $0.55 for the three months ended March 31, 2009 compared to $0.62 for the three months ended March 31, 2008.

     Gain (loss) from Derivative Financial Instruments. Gain from derivative financial instruments increased $83.7 million to $39.5 million during the three months ended March 31, 2009, from a loss of $44.2 million during the three months ended March 31, 2008. Due to the decrease in average natural gas and crude oil prices during the three month period ended March 31, 2009, we recorded a $22.6 million unrealized gain and $16.8 million realized gain on our derivative contracts, which settled during the three months ended March 31, 2009, compared to a $43.0 million unrealized loss and $1.2 million realized loss for the three months ended March 31, 2008. Unrealized gains are attributable to changes in oil and natural gas prices and volumes hedged from one period end to another.
     Interest Expense. Interest expense increased $1.8 million, or 89.4%, to $3.9 million during the three months ended March 31, 2009, from $2.1 million during the three months ended March 31, 2008. The increased interest expense for the three months ended March 31, 2009 relates to higher average debt balances for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Liquidity and Capital Resources
Cash Flows
     Overview. Our operating cash flows are driven by the quantities of our production of oil and natural gas and the prices received from the sale of this production. Prices of oil and natural gas have historically been very volatile and can significantly impact the cash from the sale our oil and natural gas production. Use of derivative financial instruments help mitigate this price volatility. Cash expenses also impact our operating cash flow and consist primarily of oil and natural gas property operating costs, severance and ad valorem taxes, interest on our indebtedness and general and administrative expenses.
     Our primary sources of liquidity are cash generated from our operations, amounts, if any, available in the future under our Quest Cherokee Credit Agreement and funds from future private and public equity and debt offerings.
     At March 31, 2009 we had no availability under our Quest Cherokee Credit Agreement. In July 2009, the borrowing base under our Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which resulted in the outstanding borrowings under the credit agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, we amended or exited certain of our above market natural gas price derivative contracts and, in return, received approximately $26 million. At the same time, we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, we made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, we repaid the borrowing base deficiency. Management is currently pursuing various options to restructure or refinance the Quest Cherokee Credit Agreement. There can be no assurance that such efforts will be successful or that the terms of any new or restructured indebtedness will be favorable to Quest Energy.
     Cash Flows from Operating Activities. Cash flows from operating activities totaled $16.8 million for the three months ended March 31, 2009 as compared to cash flows from operations of $10.6 million for the three months ended March 31, 2008. The increase is attributable primarily to increases in accounts receivable collections.
     Cash Flows from Investing Activities. Net cash used in investing activities totaled $0.8 million for the three months ended March 31, 2009 as compared to $34.5 million for the three months ended March 31, 2008. The decrease is due to our decreased capital program in response to the decline in the oil and gas prices. The following table sets forth our capital expenditures by major categories for the period indicated (in thousands).

Capital expenditures;

Three Months Ended March 31, 2009
Leasehold acquisition	$759
Development	16
Other items	65

Total	$840

     Cash Flows from Financing Activities. Net cash used in financing activities totaled $4.1 million for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $24.5 million for the three months ended March 31, 2008. In 2009, cash used in financing activities represented payments of $4.1 million of note borrowings.
     Working Capital Deficit. At March 31, 2009, we had current assets of $154.1 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative asset and liability of $57.3 million and $7,000, respectively) was a deficit of $15.5 million at March 31, 2009, compared to a working capital (excluding the short-term derivative asset and liability of $43.0 million and $12,000, respectively) deficit of $30.0 million at December 31, 2008. This change is mostly due to the cost-cutting efforts, beginning in the third quarter of 2008, which included cash conservation.
Credit Agreements
     A. Quest Cherokee Credit Agreement.
     Quest Cherokee is a party to Quest Cherokee Credit Agreement with RBC, KeyBank National Association (“KeyBank”) and the lenders party thereto for a $250 million revolving credit facility, which is guaranteed by Quest Energy. Availability under the revolving credit facility is tied to a borrowing base that is redetermined by the lenders every six months taking into account the value of Quest Cherokee’s proved reserves.
     The borrowing base was $190.0 million as of March 31, 2009 and June 30, 2009. The amount borrowed under the Quest Cherokee Credit Agreement as of March 31, 2009 and June 30, 2009 was $189.0 million and $174.0 million, respectively. At March 31, 2009, Quest Cherokee had $1.0 million available for borrowing. At June 30, 2009, Quest Cherokee had $16.0 million available for borrowing. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended March 31, 2009 and June 30, 2009 was 4.54% and 5.09%, respectively.
     In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the payment discussed below, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, Quest Energy amended or exited certain of its above market natural gas price derivative contracts and, in return, received approximately $26 million. The strike prices on the derivative contracts that Quest Energy did not exit were set to market prices at the time. At the same time, Quest Energy entered into new natural gas price derivative contracts to increase the total amount of its future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, Quest Energy made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, Quest Energy repaid the $14 million Borrowing Base Deficiency.
     On June 18, 2009, Quest Energy and Quest Cherokee entered into a Third Amendment to Amended and Restated Credit Agreement that, among other things, permits Quest Cherokee’s obligations under oil and gas derivative contracts with BP Corporation North America, Inc. or any of its affiliates to be secured by the liens under the Quest Cherokee Credit Agreement on a pari passu basis with the obligations under the Quest Cherokee Credit Agreement.

On June 30, 2009, Quest Energy and Quest Cherokee entered into a Fourth Amendment to Amended and Restated Credit Agreement that deferred Quest Energy’s obligation to deliver certain financial statements.
Quest Cherokee was in compliance with all of its covenants at March 31, 2009 and June 30, 2009.
     B. Second Lien Loan Agreement.
     Quest Energy and Quest Cherokee are parties to a Second Lien Senior Term Loan Agreement, as amended (the “Second Lien Loan Agreement”), dated as of July 11, 2008, with RBC, KeyBank, Société Générale and the parties thereto for a $45 million term loan due and maturing on September 30, 2009.
     Quest Energy made quarterly principal payments of $3.8 million on February 17, 2009, May 15, 2009 and August 17, 2009.
     As of March 31, 2009 and June 30, 2009, $37.4 million and $33.6 million was outstanding under the Second Lien Loan Agreement, respectively. The weighted average interest rate under the Second Lien Loan Agreement for the quarters ended March 31, 2009 and June 30, 2009 was 11.32% and 11.25%, respectively.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders.
     Quest Cherokee was in compliance with all of its covenants as of March 31, 2009 and June 30, 2009.
Contractual Obligations
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. Other than those discussed below, these commitments have not materially changed during the three months ended March 31, 2009.

     On July 1, 2009, Quest Energy GP, LLC, our general partner, entered into an amendment to its original agreement with its financial advisor, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, being paid upon execution of the amendment. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or us, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.
Off-balance Sheet Arrangements
     At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
     The following tables summarize the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of March 31, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011	2012	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	11,022,000	12,499,060	2,000,004	2,000,004	27,521,068
Weighted-average fixed price per Mmbtu	$7.78	$7.42	$8.00	$8.11	$7.66
Fair value, net	$44,207	$26,266	$3,374	$2,785	$76,632
Natural Gas Collars:
Contract volumes (Mmbtu)	562,500	630,000	3,549,996	3,000,000	7,742,496
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$10.00	$7.39	$7.00	$7.71
Ceiling	$15.00	$13.11	$9.88	$9.60	$10.41
Fair value, net	$3,672	$2,445	$5,142	$2,721	$13,980
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	11,584,500	13,129,060	5,550,000	5,000,004	35,263,564

	Remainder of	Year Ending December 31,
	2009	2010	2011	2012	Total
	($ in thousands, except volumes and per unit data)
Weighted-average fixed price per Mmbtu	$7.94	$6.59	$7.61	$7.44	$7.31
Fair value, net	$47,879	$28,711	$8,516	$5,506	$90,612
Crude Oil Swaps:
Contract volumes (Bbl)	27,000	30,000	—	—	57,000
Weighted-average fixed price per Bbl	$90.07	$87.50	$—	$—	$88.72
Fair value, net	$924	$683	$—	$—	$1,607
Total fair value, net	$48,803	$29,394	$8,516	$5,506	$92,219
     In June 2009, we amended or exited certain of our above market natural gas price derivative contracts for periods beginning in the second quarter of 2010 through the fourth quarter of 2012. In return, we received approximately $26 million. Concurrent with this, the strike prices on the derivative contracts that we did not exit were set to market prices at the time and we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013. Except for the commodity derivative contracts noted above, there have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2008, in Item 7A of our 2008 Form 10-K/A.

ITEM 4.	CONTROLS AND PROCEDURES.
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
      In connection with the preparation of our 2008 Form 10-K/A, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified numerous control deficiencies that constituted material weaknesses as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     Management identified the following control deficiencies that constituted material weaknesses as of December 31, 2008, which continue to exist at March 31, 2009:
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer of our general partner, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were not effective as of March 31, 2009. Under the management services agreement between us and Quest Energy Service, all of our financial reporting services are provided by Quest Energy Service. QRCP has advised us that it is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout QRCP and its subsidiaries and affiliates for whom it is responsible for providing accounting and finance services, including us, and by strengthening the accounting department through adding new personnel and resources. QRCP has obtained, and has advised us that it will continue to seek, the assistance of the Audit Committee of our general partner in connection with this process of remediation. Notwithstanding this determination, our management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.
Remediation Plan
     The remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment. In May 2009, Mr. David C. Lawler was appointed Chief Executive Officer (our principal executive officer). In January 2009, Mr. Eddie M. LeBlanc, III was appointed Chief Financial Officer (our principal financial and accounting officer). The design and implementation of these and other remediation efforts are the commitment and responsibility of this new leadership team.
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
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2009, we continued to implement some of the remedial measures described above, including communication, both internally and externally, of our commitment to a strong control environment, high ethical standards, and financial reporting integrity and certain personnel actions.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
     See Part I, Item I, Note 10 to our condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated herein by reference.
     We are subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. Except for those legal proceedings listed in our 2008 Form 10-K/A, we believe there are no pending legal proceedings in which we are currently involved which, if adversely determined, could have a material adverse effect on our financial position, results of operations or cash flow. While we intend to defend vigorously against these claims, we are unable to predict the outcome of these proceedings or reasonably estimate a range of possible loss that may result.

ITEM 1A.	RISK FACTORS.
     There have been no material changes to the information included in Item 1A. “Risk Factors” in our 2008 Form 10-K/A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 5.	OTHER INFORMATION.
     None.

ITEM 6.	EXHIBITS

10.1*	Amendment No. 2 to the Midstream Services and Gas Dedication Agreement, dated as of February 27, 2009, by and between Quest Energy Partners, L.P. and Bluestem Pipeline, LLC (incorporated herein by reference to Exhibit 10.15 to Quest Energy Partners, L.P.’s Annual Report on Form 10-K filed on June 16, 2009).

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference.
      PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreement referenced above as an exhibit to this Quarterly Report on Form 10-Q. The agreement has been filed to provide investors with information regarding its terms. The agreement is not intended to provide any other factual information about Quest Energy Partners, L.P. (the “Partnership”) or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreement may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibit. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreement. Moreover, certain representations, warranties and covenants in the agreement may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the agreement, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreement as characterizations of the actual state of facts about the Partnership or its business or operations on the date hereof.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of August, 2009.

Quest Energy Partners, L.P. By: Quest Energy GP, LLC, its general partner
By:	/s/ David C. Lawler
David C. Lawler
President and Chief Executive Officer

By:	/s/ Eddie M. LeBlanc, III
Eddie M. LeBlanc, III
Chief Financial Officer