Form 10-Q
period 2009-06-30
Quest Energy Partners, L.P.
filed 2009-08-18
CIK 1407185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 12, 2009, the issuer had 12,316,521 common units outstanding.

QUEST ENERGY PARTNERS, L.P.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
QUEST ENERGY PARTNERS, L.P
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,862	$3,706
Restricted cash	312	112
Accounts receivable — trade, net	15,107	11,696
Other receivables	4,111	2,590
Other current assets	1,101	2,031
Inventory	8,707	8,782
Current derivative financial instrument assets	35,123	42,995

Total current assets	94,323	71,912
Property and equipment, net	16,048	17,367
Oil and gas properties under full cost method of accounting, net	43,572	151,120
Other assets, net	3,066	4,167
Long-term derivative financial instrument assets	1,876	30,836

Total assets	$158,885	$275,402

LIABILITIES AND EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$6,561	$7,380
Revenue payable	4,490	3,221
Accrued expenses	2,499	1,770
Due to affiliates	6,368	4,697
Current portion of notes payable	47,946	41,882
Current derivative financial instrument liabilities	411	12

Total current liabilities	68,275	58,962
Non-current liabilities:
Long-term derivative financial instrument liabilities	8,153	4,230
Asset retirement obligations	4,833	4,592
Notes payable	160,063	189,090
Commitments and contingencies
Partners’ equity/(deficit):
Common unitholders — 12,331,521 issued and outstanding at June 30, 2009 and December 31, 2008 (9,100,000 — public; 3,231,521 — affiliate)	(11,735)	45,832
Subordinated unitholder — affiliate; 8,857,981 units issued and outstanding at June 30, 2009 and December 31, 2008	(67,237)	(25,857)
General Partner — affiliate; 431,827 units issued and outstanding at June 30, 2009 and December 31, 2008	(3,467)	(1,447)
	(3,467)
Total partners’ equity/(deficit)	(82,439)	18,528

Total liabilities and partners’ equity	$158,885	$275,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Oil and gas sales	$15,887	$49,142	$38,109	$87,454

Total revenues	15,887	49,142	38,109	87,454
Costs and expenses:
Oil and gas production	7,217	15,274	14,758	26,918
Transportation expense	10,106	7,299	20,393	14,703
General and administrative	4,618	1,669	7,679	4,767
Depreciation, depletion and amortization	4,352	10,855	15,690	21,554
Impairment of oil and gas properties	—	—	95,169	—
Recovery of misappropriated funds, net of liabilities assumed	(31)	—	(31)	—

Total costs and expenses	26,262	35,097	153,658	67,942

Operating income (loss)	(10,375)	14,045	(115,549)	19,512
Other income (expense):
Gain (loss) from derivative financial instruments	(17,138)	(105,375)	22,326	(149,614)
Other income (expense)	77	45	127	114
Interest expense	(3,998)	(2,331)	(7,904)	(4,393)

Total other income (expense)	(21,059)	(107,661)	14,549	(153,893)

Net loss	$(31,434)	$(93,616)	$(101,000)	$(134,381)

General partners’ interest in net loss	$(629)	$(1,872)	$(2,020)	$(2,688)

Limited partners’ interest in net loss	$(30,805)	$(91,744)	$(98,980)	$(131,693)

Net loss per limited partner unit: (basic and diluted)	$(1.45)	$(4.33)	$(4.67)	$(6.22)

Weighted average limited partner units outstanding:
Common units (basic and diluted)	12,316,521	12,309,021	12,316,521	12,307,908

Subordinated units (basic and diluted)	8,857,981	8,857,981	8,857,981	8,857,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(101,000)	$(134,381)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion and amortization	15,690	21,554
Impairment of oil and gas properties	95,169	—
Unit-based compensation	33	17
Change in fair value of derivative financial instruments	41,154	139,344
Contributions for consideration for compensation to employees	—	—
Amortization of deferred loan costs	629	240
Bad debt expense	—	64
Non-cash portion recovery of misappropriated funds, net of liabilities assumed	(31)	—
Change in assets and liabilities:
Accounts receivable	(3,411)	296
Other receivables	(687)	—
Other current assets	929	(94)
Other assets	515	101
Due from affiliates	1,198	(6,175)
Accounts payable	(886)	7,782
Revenue payable	1,156	(99)
Accrued expenses	729	7,524
Other long-term liabilities	14	446

Net cash flows from operating activities	51,201	36,619
Cash flows from investing activities:
Change in restricted cash	(200)	1,093
Equipment, development and leasehold additions	(1,121)	(60,972)

Net cash flows from investing activities	(1,321)	(59,879)
Cash flows from financing activities:
Proceeds from bank borrowings	102	—
Repayments of note borrowings	(8,784)	(313)
Proceeds from revolver note	—	48,000
Repayments of revolver note	(15,000)	—
Contributions(distributions)	—	450
Distributions to unitholders	—	(13,277)
Refinancing costs	(42)	(265)

Net cash flows from financing activities	(23,724)	34,595

Net increase in cash and cash equivalents	26,156	11,335
Cash and cash equivalents, beginning of period	3,706	169

Cash and cash equivalents, end of period	$29,862	$11,504

The accompanying notes are an integral part of these condensed consolidated financial statements

QUEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY/(DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Amounts subsequent to December 31, 2008 are unaudited)
(in thousands, except unit amounts)

	Common				General	General	Total
	Units	Common	Subordinated	Subordinated	Partner	Partner	Partners’
	Issued	Unitholders	Units	Unitholders	Units	Interest	Equity/(Deficit)

Balance, December 31, 2008	12,331,521	$45,832	8,857,981	$(25,857)	431,827	$(1,447)	$18,528
Net loss	—	(57,600)	—	(41,380)	—	(2,020)	(101,000)
Unit-based compensation		33	—	—	—	—	33

Balance, June 30, 2009	12,331,521	$(11,735)	8,857,981	$(67,237)	431,827	$(3,467)	$(82,439)

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
     Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported net income.
     Unless the context clearly requires otherwise, references to “us”, “we”, “our” or the “Partnership” are intended to mean Quest Energy Partners, L.P. and its consolidated subidiaries.
Going Concern
     The accompanying condensed consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business, though such an assumption may not be true. The Partnership and its predecessor have incurred significant losses from 2004 through 2008 and into 2009, mainly attributable to the operations, impairment of oil and gas properties, unrealized gains and losses from derivative financial instruments, legal restructurings, financings, the current legal and operational structure and, to a lesser degree, the cash expenditures resulting from the investigation related to certain unauthorized transfers, repayments and re-transfers of funds to entities controlled by our former chief executive officer (“the Transfers”). We have determined that there is substantial doubt about our ability to continue as a going concern.
     While we were in compliance with the covenants in our credit agreements as of December 31, 2008 and June 30, 2009, we do not expect to be in compliance for all of 2009. If defaults exist in subsequent periods that are not waived by our lenders, our assets could be subject to foreclosure or other collection efforts. Our Amended and Restated Credit Agreement, as amended (“Quest Cherokee Credit Agreement”) limits the amount we can borrow to a borrowing base amount, determined by the lenders at their sole discretion. Outstanding borrowings in excess of the borrowing base will be required to be repaid in either four equal monthly installments following notice of the new borrowing base or immediately if the borrowing base is reduced in connection with a sale or disposition of certain properties in excess of 5% of the borrowing base. In July 2009, the borrowing base under the Quest Cherokee Credit Agreement was reduced from $190 million to $160 million, which, following the principal payment of $15 million we made on June 30, 2009, resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million (the “Borrowing Base Deficiency”). The Borrowing Base Deficiency was repaid on July 8, 2009.
     Under the terms of our Second Lien Senior Term Loan Agreement, as amended (“Second Lien Loan Agreement”), we are required to make quarterly payments of $3.8 million. We have made payments through August 17, 2009. The balance remaining of $29.8 million is due on September 30, 2009. Due to the principal payments made under our Quest Cherokee Credit Agreement in connection with the Borrowing Base Deficiency, no assurance can be given that we will be able to repay such amount in accordance with the terms of the agreement. Failure to make the remaining principal payment under the Second Lien Loan Agreement or the principal payment due under the First Lien Credit Agreement (absent any waiver granted or amendment to the agreement) would be a default under the terms of both agreements, resulting in payment acceleration of both loans.

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Our parent, Quest Resource Corporation (“QRCP”) has pledged its ownership in our general partner to secure its term loan credit agreement and is almost exclusively dependent upon distributions from its interest in Quest Midstream Partners, L.P.(“Quest Midstream”) and Quest Energy for revenue and cash flow. QRCP does not expect to receive any distributions from Quest Midstream or the Partnership in 2009. If QRCP were to default under its credit agreement, the lenders of QRCP’s credit facility could obtain control of our general partner or sell control of our general partner to a third party. In the past, QRCP has not satisfied all of the financial covenants contained in its credit agreement. In QRCP’s 2008 Annual Report on Form 10-K/A, its independent registered public accounting firm expressed doubt about its ability to continue as a going concern if it is unable to restructure its debt obligations, issue equity securities and/or sell assets in the next few months. If QRCP is not successful in obtaining sufficient additional funds, there is a significant risk that QRCP will be forced to file for bankruptcy protection.
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
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement does not change the accounting for derivatives but will require enhanced disclosures about derivative strategies and accounting practices. We adopted SFAS No. 161 effective January 1, 2009. See Note 4. Derivative Financial Instruments for the impact to our disclosures.
     The Company adopted FASB Staff Position (“FSP”) Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF No. 03-6-1”), effective January 1, 2009. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are considered participating securities prior to vesting and therefore included in the allocation of earnings for purposes of calculating earnings per unit (“EPU”) under the two-class method as required by SFAS No. 128, Earnings per Share. EITF 03-06-1 provides that unvested unit-based awards that contain non-forfeitable rights to dividends are participating securities and should be included in the computation of EPU. The Partnership’s bonus units contain non-forfeitable rights to dividends and thus require these awards to be included in the EPU computation. All prior periods have been conformed to the current year presentation. During periods of losses, EPU will not be impacted, as the Partnership’s participating securities are not obligated to share in the losses of the Company and thus, are not included in the EPU computation. See Note 8. Net Income Per Limited Partner Unit.
     The Company also adopted EITF 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, effective January 1, 2009 (“EITF 07-4”). EITF 07-4 was developed to improve the comparability of EPU calculation for Master Limited Partnerships (“MLP’s”) with incentive distribution rights (“IDR”). EITF 07-4 became effective for QELP on January 1, 2009 and requires retrospective restatement of prior periods. IDRs will be awarded as certain targeted distributions are met. At this time, the Company has not met any targeted distributions, thus adoption of EITF 07-4 has had no impact to the Company’s basic EPU calculation.
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

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS No. 165 for the period ending June 30, 2009. See Note. 12 Subsequent Events.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This standard will become effective for interim and annual periods ending after September 15, 2009. This standard will not have a material impact on our consolidated financial statements upon adoption.
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
Pro Forma Summary Data Related to Acquisition (Unaudited)
     The following unaudited pro forma information summarizes the results of operations for the three and six month periods ended June 30, 2008, as if the PetroEdge acquisition had occurred at the beginning of the period (in thousands, except per unit data):

Pro forma revenue	$52,343	$94,007
Pro forma net income (loss)	$(95,839)	$(138,918)
Pro forma net income (loss) per limited partner unit — basic and diluted	$(4.44)	$(6.43)
3. Long-Term Debt

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following is a summary of our long-term debt as of the periods indicated (in thousands):

	June 30,	December 31,
	2009	2008
Borrowings under bank senior credit facilities
Quest Cherokee Credit Agreement	$174,000	$189,000
Second Lien Loan Agreement	33,600	41,200
Notes payable to banks and finance companies, secured by equipment and vehicles	409	772

Total debt	208,009	230,972
Less current maturities included in current liabilities	47,946	41,882

Total long-term debt	$160,063	$189,090

Credit Facilities
     A. Quest Cherokee Credit Agreement.
     Quest Cherokee is a party to the Quest Cherokee Credit Agreement, as amended (the “Quest Cherokee Credit Agreement”), withRBC, KeyBank National Association (“KeyBank”) and the lenders party thereto for a $250 million revolving credit facility, which is guaranteed by Quest Energy. Availability under the revolving credit facility is tied to a borrowing base that is redetermined by the lenders every six months taking into account the value of Quest Cherokee’s proved reserves.
     The borrowing base was $190.0 million as of June 30, 2009. The amount borrowed under the Quest Cherokee Credit Agreement as of June 30, 2009 was $174.0 million. At June 30, 2009, Quest Cherokee had $16.0 million available for borrowing. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended June 30, 2009 was 5.09%.
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
     Quest Cherokee was in compliance with all of its covenants as of June 30, 2009.
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

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Quest Energy made quarterly principal payments of $3.8 million on February 17, 2009, May 15, 2009 and August 17, 2009.
     As of June 30, 2009 and December 31, 2008, $33.6 million and $41.2 million was outstanding under the Second Lien Loan Agreement, respectively. The weighted average interest rate under the Second Lien Loan Agreement for the quarter ended June 30, 2009 was 11.25%.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders.
     Quest Cherokee was in compliance with all of its covenants as of June 30, 2009.
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
     We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“ SFAS No. 133”). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, or exemptions for normal purchases and normal sales (“NPNS”) as permitted by SFAS No. 133 exist. We do not designate our derivative financial instruments as hedging instruments for financial accounting purposes, and, as a result, we recognize the change in the respective instruments’ fair value currently in earnings. In accordance with SFAS No. 161, the table below outlines the classification of our derivative financial instruments on our condensed consolidated balance sheets and their financial impact in our condensed consolidated statement of operations (in thousands).
Fair Value of Derivative Financial Instruments

		June 30,	December 31,
Derivative Financial Instruments	Balance Sheet location	2009	2008
Commodity contracts	Derivative financial instruments — Current assets	$35,123	$42,995
Commodity contracts	Derivative financial instruments — Long-term assets	1,876	30,836
Commodity contracts	Derivative financial instruments — Current liabilities	(411)	(12)
Commodity contracts	Derivative financial instruments — Long-term liabilities	(8,153)	(4,230)

Net derivative assets		$28,435	$69,589

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Effect of Derivative Financial Instruments

		Three months ended		Six months ended
		June 30,		June 30,
Derivative Financial Instruments	Statement of Operations location	2009	2008	2009	2008

Commodity contracts	Gain (loss) from derivative financial instruments	$(17,138)	$(105,375)	$22,326	$(149,614)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Realized gains (losses)	$46,646	$(9,059)	$63,480	$(10,270)
Unrealized gains (losses)	(63,784)	(96,316)	(41,154)	(139,344)

Gain (loss) from derivative financial instruments	$(17,138)	$(105,375)	$22,326	$(149,614)

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

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following tables summarize the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of June 30, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011		2012		Thereafter		Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	7,734,720	16,129,060		13,550,302		11,000,004		9,000,003	57,054,089
Weighted-average fixed price per Mmbtu	$7.78	$6.26		$6.80		$7.13		$7.28	$6.91
Fair value, net	$25,150	$5,563		$(316)		$33		$(32)	$30,398
Natural Gas Collars:
Contract volumes (Mmbtu).	375,000	—		—		—		—	375,000
Weighted-average fixed price per Mmbtu:
Floor	$11.00	$—		$—		$—		$—	$11.00
Ceiling	$15.00	$—		$—		$—		$—	$15.00
Fair value, net	$2,464	$—		$—		$—		$—	$2,464
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	7,749,720	16,129,060		13,550,302		11,000,004		9,000,003	57,429,089
Weighted-average fixed price per Mmbtu	$7.94	$6.26		$6.80		$7.13		$7.28	$6.94
Fair value, net	$27,614	$5,563		$(316)		$33		$(32)	$32,862
Basis Swaps:
Contract volumes (Bbl)	—	3,630,000		8,549,998		9,000,000		9,000,003	30,180,001
Weighted-average fixed price per Bbl	$—	$0.63		$0.67		$0.70		$0.71	$0.69
Fair value, net	$—	$(812)		$(1,725)		$(1,436)		$(1,124)	$(5,097)
Crude Oil Swaps:
Contract volumes (Bbl)	18,000	30,000		—		—		—	48,000
Weighted-average fixed price per Bbl	$90.07	$87.50		$—		$—		$—	$88.46
Fair value, net	$323	$347	$		$		$		$670
Total fair value, net	$27,937	$5,098		$(2,041)		$(1,403)		$(1,156)	$28,435

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
     The following table sets forth, by level within the fair value hierarchy, our assets and liabilities that were measured at fair value on a recurring basis as of the periods indicated (in thousands):

				Netting and
	Level	Level	Level	Cash	Total Net Fair
June 30, 2009	1	2	3	Collateral*	Value
Derivative financial instruments — assets	$—	$4,952	$32,047	$—	$36,999
Derivative financial instruments — liabilities	$—	$(368)	$(8,196)	$—	$(8,564)

Total	$—	$4,584	$23,851	$	$28,435

December 31, 2008
Derivative financial instruments — assets	$—	$8,866	$64,883	$(4,160)	$69,589
Derivative financial instruments — liabilities	$—	$(224)	$(3,936)	$4,160	$—

Total	$—	$8,642	$60,947	$—	$69,589

*	Amounts represent the effect of legally enforceable master netting agreements between us and our counterparties and the payable or receivable for cash collateral held or placed with the same counterparties.
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

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table sets forth a reconciliation of changes in the fair value of risk management assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Six Months Ended
June 30,
2009
Balance at beginning of period	$60,947
Realized and unrealized gains included in earnings	19,695
Purchases, sales, issuances, and settlements	(56,791)
Transfers into and out of Level 3	—

Balance as of June 30, 2009	$23,851

6. Asset Retirement Obligations
     The following table reflects the changes to the Partnership’s asset retirement liability for the periods indicated (in thousands):

Six Months Ended
June 30, 2009
Asset retirement obligations at beginning of period	$4,592
Liabilities incurred	—
Liabilities settled	—
Accretion	241
Revisions in estimated cash flows	—

Asset retirement obligations at end of period	$4,833

7. Equity Compensation Plans
     We have an equity compensation plan for our employees, consultants and non-employee directors pursuant to which unit awards may be granted. During 2008, 30,000 bonus common units were awarded under our long-term incentive plan, of which, 15,000 vested in 2008 and the remaining 15,000 vests ratably over two years. As of June 30, 2009, there were approximately 2.1 million units available for future awards. Unit-based compensation expense was $0 and $17,000 for the three months ended June 30, 2009 and 2008, respectively and $33,000 and $34,000 for the six months ended June 30, 2009 and 2008, respectively.
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
     EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (or partnership distributions to unitholders). Under EITF 03-06, in accounting periods where the Quest Energy’s aggregate net income exceeds aggregate dividends declared in the period, the Quest Energy is required to present earnings per unit as if all of the earnings for the periods were distributed.

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Earnings per limited partner unit are presented for the periods indicated. The following table sets forth the computation of basic and diluted net loss per limited partner unit (in thousands, except unit and per unit data):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(31,434)	$(93,616)	$(101,000)	$(134,381)
Less: General Partner 2.0% ownership	(629)	(1,872)	(2,020)	(2,688)

Net income (loss) available to limited partners	$(30,805)	$(91,744)	$(98,980)	$(131,693)

Basic and diluted weighted average number of units:
Common units	12,316,521	12,309,021	12,316,521	12,307,908
Subordinated units	8,857,981	8,857,981	8,857,981	8,857,981
Unvested unit-based awards participating	—	—	—	—

Basic and diluted weighted average number of units	21,174,502	21,167,002	21,174,502	21,165,889

Basic and diluted net income (loss) per limited partner unit:	$(1.45)	$(4.33)	$(4.67)	$(6.22)

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
     The Company also adopted EITF 07-4 on January 1, 2009, which was put in place to improve the comparability of EPU calculations for MLPs with IDRs. Through June 30, 2009, the Company has not met any targeted distributions and thus, this EITF has had no impact to the Company’s EPU calculation.
     Because we reported a net loss for the three months ended June 30, 2009, participating securities covering 15,000 common shares were excluded from the computation of net loss per share because their effect would have been antidilutive.
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
     Under the present full cost accounting rules, we are required to compute the after-tax present value of our proved oil and natural gas properties using spot market prices for oil and natural gas at our balance sheet date. The base for our spot prices for natural gas is Henry Hub and for oil is Cushing, Oklahoma. The computation resulted in the carrying costs of our unamortized proved oil and natural gas properties, net of deferred taxes, exceeding the March 31, 2009 present value of future net revenues by approximately $112.1 million. As a result of subsequent increases in spot prices, the amount of the ceiling test impairment was reduced to $95.2 million and is included in our condensed consolidated statement of operations. No further impairment was necessary at June 30, 2009. Natural gas, which is sold at other natural gas marketing hubs where we conduct operations, is subject to prices which reflect variables that can increase or decrease spot natural gas prices at these hubs such as market demand, transportation costs and quality of the natural gas being sold. Those differences are referred to as the basis differentials. Typically, basis differentials result in natural gas prices which are lower than Henry Hub, except in Appalachia, where we have typically received a premium to Henry Hub. We may face further ceiling test write-downs in future periods, depending on level of commodity prices, drilling results and well performance.
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
     Personal Injury Litigation
     St. Paul Surplus Lines Insurance Company v. Quest Cherokee Oilfield Service, LLC, et al., CJ-2009-1078, District Court of TulsaCounty, State of Oklahoma, filed February 11, 2009
     QCOS has been named as a defendant in this declaratory action. This action arises out of the Trigoso matter discussed below. Plaintiff alleges that no coverage is owed QCOS under the excess insurance policy issued by plaintiff. The contentions of plaintiff primarily rest on their position that the allegations made in Trigoso are intentional in nature and that the excess insurance policy does not cover such claims. QCOS will vigorously defend the declaratory action.
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

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Robert C. Aker, et al. v. Quest Cherokee, LLC, et al., Case No. 3- 09CV101, U.S. District Court for the Western District of Pennsylvania, filed April 16, 2009
     Quest Cherokee, et al. were named as defendants in this action where plaintiffs seek a ruling invalidating certain oil and gas leases Quest Cherokee has filed a motion to dismiss for lack of jurisdiction, and no discovery has taken place. Quest Cherokee is investigating whether it is a proper party to this lawsuit and intends to vigorously defend against this claim.
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
     Housel v. Quest Cherokee, LLC, Case No. 06-CV-26-I, District Court of Montgomery County, State of Kansas, filed March 2, 2006
     Roger Dean Daniels v. Quest Cherokee, LLC, Case No. 06-CV-61, District Court of Montgomery County, State of Kansas, filed May 5, 2006 (currently on appeal)

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Carol R. Knisely, et al. v. Quest Cherokee, LLC, Case No. 07-CV-58-I, District Court of Montgomery County, State of Kansas, filed April 16, 2007
     Quest Cherokee, LLC v. David W. Hinkle, et al., Case No. 2006-CV-74, District Court of Labette County, State of Kansas, filed September 5, 2006
     Scott Tomlinson, et al. v. Quest Cherokee, LLC, Case No. 2007-CV-45, District Court of Wilson County, State of Kansas, filed August 29, 2007
     Ilene T. Bussman et al. v. Quest Cherokee, LLC, Case No. 07-CV-106-PA, District Court of Labette County, State of Kansas, filed November 26, 2007
     Gary Dale Palmer, et al. v. Quest Cherokee, LLC, Case No. 07-CV-107-PA, District Court of Labette County, State of Kansas, filed November 26, 2007
     Richard L. Bradford, et al. v. Quest Cherokee, LLC, Case No. 2008-CV-67, District Court of Neosho County, State of Kansas, filed September 18, 2008 (settled and dismissed)
     Richard Winder v. Quest Cherokee, LLC, Case Nos. 07-CV-141 and 08-CV-20, District Court of Neosho County, State of Kansas, filed December 7, 2007, and February 27, 2008
     Central Natural Resources, Inc. v. Quest Cherokee, LLC, et al., Case No. 04-C-100-PA, District Court of Labette County, State of Kansas, filed on September 1, 2004
     Quest Cherokee and Bluestem were named as defendants in a lawsuit filed by Central Natural Resources, Inc. (“Central Natural Resources”) on September 1, 2004 in the District Court of Labette County, Kansas. Central Natural Resources owns the coal underlying numerous tracts of land in Labette County, Kansas. Quest Cherokee has obtained oil and gas leases from the owners of the oil, gas, and minerals other than coal underlying some of that land and has drilled wells that produce coal bed methane gas on that land. Bluestem purchases and gathers the gas produced by Quest Cherokee. Plaintiff alleges that it is entitled to the coal bed methane gas produced and revenues from these leases and that Quest Cherokee is a trespasser and has damaged its coal through its drilling and production operations. Plaintiff is seeking quiet title and an equitable accounting for the revenues from the coal bed methane gas produced. Plaintiff has alleged that Bluestem converted the gas and seeks an accounting for all gas purchased by Bluestem from the wells in issue. Quest Cherokee contends it has valid leases with the owners of the coal bed methane gas rights. The issue is whether the coal bed methane gas is owned by the owner of the coal rights or by the owners of the gas rights. If Quest Cherokee prevails on that issue, then the Plaintiff’s claims against Bluestem fail. All issues relating to ownership of the coal bed methane gas and damages have been bifurcated. Cross motions for summary judgment on the ownership of the coal bed methane gas were filed by Quest Cherokee and the plaintiff, with summary judgment being awarded in Quest Cherokee’s favor. Plaintiff appealed the summary judgment and the Kansas Supreme Court has issued an opinion affirming the District Court’s decision and has remanded the case to the District Court for further proceedings consistent with that decision. Central Natural Resources has filed a motion seeking to dismiss all of its remaining claims, without prejudice, and a journal entry of dismissal has been approved by the District Court.
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

QUEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Other
     Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-91, District Court of Neosho County, State of Kansas, filed July 19, 2007; and Well Refined Drilling Co. v. Quest Cherokee, LLC, Case No. 2007-CV-46, District Court of Wilson County, State of Kansas, filed September 4, 2007
     Quest Cherokee was named as a defendant in two lawsuits filed by Well Refined Drilling Company in the District Court of Neosho County, Kansas (Case No. 2007 CV 91) and in the District Court of Wilson County, Kansas (Case No. 2007 CV 46). In both cases, plaintiff contended that Quest Cherokee owed certain sums for services provided by the plaintiff in connection with drilling wells for Quest Cherokee. Plaintiff had also filed mechanics liens against the oil and gas leases on which those wells are located and also sought foreclosure of those liens. Quest Cherokee had answered those petitions and had denied plaintiff’s claims. The claims in these lawsuits have been settled and dismissed by agreement of all of the parties.
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
     Environmental Matters
     As of June 30, 2009, there were no known environmental or regulatory matters related to our operations which are reasonably expected to result in a material liability to us. Like other oil and gas producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental related expenditures.
     Financial Advisor Contract
      In January 2009, Quest Energy GP engaged a financial advisor to us in connection with the review of our strategic alternatives. Under the terms of the agreement, the financial advisor received a one-time advisory fee of $50,000 in January 2009 and was entitled to additional monthly advisory fees of $25,000 for a minimum period of six months payable on the last day of the month beginning January 31, 2009. In addition, the financial advisor was entitled to inestimable fees if certain transactions occur. On July 1, 2009, Quest Energy GP entered into an amendment to the original agreement with a financial advisor, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, being paid upon execution of the amendment. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was still entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.
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
      Based on the information available at this time, we have estimated the fair value of the assets and liabilities obtained in connection with the settlement. As additional information becomes available other assets and/or liabilities may be identified and recorded. The estimated fair value of the assets and liabilities received is as follows (in thousands):

Oil & gas properties	$1,076
Current liabilities	(326)
Long-term debt	(719)

Net assets received	$31

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
12. Subsequent Events
     We evaluated our activity after June 30, 2009 until the date of issuance, August 17, 2009, for recognized and unrecognized subsequent events not discussed elsewhere in these footnotes and determined there were none.

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
     We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. The forward-looking statements in this report only speak as of the date of this report; we disclaim any obligation to update these statements unless required by securities laws, and we caution you to not rely on them unduly. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this quarterly report, and the risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (our “2008
Form 10-K/A”).

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
Operating Highlights
The Company’s significant operational highlights during the second quarter of 2009 include:
•	Increased natural gas production by approximately 283,000 Mcf from the prior year quarter.

•	Increased oil production by approximately 2,000 Bbls from the prior year quarter.

•	Increased total production by approximately 295,000 Mcfe from the prior year quarter.

•	Reduced production costs by $1.63 per Mcfe from the prior year quarter.
Financial Highlights
The Company’s significant financial highlights during the second quarter of 2009 include:
•	Reduced total debt by $22.9 million since December 31, 2008.

•	Increased cash and cash equivalents by $26.2 million since December 31, 2008.
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
     The second impact to the industry is that fear of global recession resulted in a significant decline in oil and gas prices and the differential from NYMEX pricing to our sales point for our Cherokee Basin gas production widened and to unprecedented levels of volatility. While the differential has narrowed some, the volatility remains.
     Our operations and financial condition are significantly impacted by these prices. On June 30, 2009, the spot market price for natural gas at Henry Hub was $3.89 per Mmbtu, a 70.3% decrease from June 30, 2008. The price of oil has shown similar volatility, with a $69.79 per Bbl spot market price for oil at Cushing, Oklahoma at June 30, 2009, a 50.1% decrease from June 30, 2008. It is impossible to predict the duration or outcome of these price declines or the long-term impact on drilling and operating costs and the impacts, whether favorable or unfavorable, to our results of operations and liquidity. Natural gas prices came under pressure in the second half of 2008, and continued into 2009 as a result of lower domestic product demand that was caused by the weakening economy and concerns over excess supply of natural gas. In the Cherokee Basin, where we produce and sell most of our gas, there has been a widening of the historical discount of prices in the area to the NYMEX pricing point at Henry Hub as a result of elevated levels of natural gas drilling activity in the region and a lack of pipeline takeaway capacity. During the second quarter of 2009, this discount (or basis differential) in the Cherokee Basin ranged from $0.67 per Mmbtu to $1.06 per Mmbtu. Due to our relatively low level of oil production relative to gas and our existing commodity hedge positions, the volatility of oil prices had less of an effect on our operations.

Suspension of Distributions
     Distributions on all of our units continued to be suspended. We do not expect to have any available cash to pay distributions in 2009 and we are unable to estimate at this time when such distributions may, if ever, be resumed. The amended terms of our credit agreements restrict our ability to pay distributions, among other things. Even if the restrictions on the payment of distributions under our credit agreements are removed, we may continue to not pay distributions in order to conserve cash for the repayment of indebtedness or other business purposes.
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
     Based on the information available at this time, we have valued the known assets and liabilities. As additional information becomes available other assets and/or liabilities may be identified and recorded. The fair value of the assets and liabilities we received is as follows (in thousands):

Oil & gas properties	$1,076
Current liabilities	(326)
Long-term debt	(719)

Net assets received	$31

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
     In June 2009, we also entered into an amendment to our Second Lien Senior Term Loan Agreement, as amended (the “Second Lien Loan Agreement”) (as defined below) that amended a covenant in order to defer until August 15, 2009, Quest Energy’s obligation to deliver to RBC unaudited consolidated balance sheets and related statements of income and cash flows for the fiscal quarters ending September 30, 2008 and March 31, 2009.
     In July 2009, the borrowing base under the Quest Cherokee Credit Agreements was reduced from $190 million to $160 million, which resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million (the “Borrowing Base Deficiency”). In anticipation of the reduction in the borrowing base, we amended or exited certain of our above market natural gas price derivative contracts and, in return, received approximately $26 million. At the same time, we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, we made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, we repaid the $14 million Borrowing Base Deficiency.
Results of Operations
     The following discussion of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes, which are included elsewhere in this report.
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
     Overview. Operating data for the periods indicated are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)
Oil and gas sales	$15,887	$49,142	$(33,255)	(67.7)%
Oil and gas production costs	$7,217	$15,274	$(8,057)	(52.7)%
Transportation expense	$10,106	$7,299	$2,807	38.5%
Depreciation, depletion and amortization	$4,352	$10,855	$(6,503)	(59.9)%
General and administrative expenses	$4,618	$1,669	$2,949	176.7%
Recovery of misappropriated funds, net of liabilities assumed	$31	$—	$31	*
Gain (loss) from derivative financial instruments	$(17,138)	$(105,375)	$88,237	83.7%
Interest expense	$3,998	$2,331	$1,667	71.5%

*	Not meaningful
Production. Oil and gas production data for the periods indicated are as follows (in thousands):

	Three Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)
Production Data:
Natural gas production (Mmcf)	5,378	5,095	283	5.6%
Oil production (Mbbl)	19	17	2	11.8%
Total production (Mmcfe)	5,492	5,197	295	5.7%
Average daily production (Mmcfe/d)	60.4	57.1	3.3	5.8%
Average Sales Price per Unit:
Natural gas (Mcf)	$2.69	$9.28	$(6.59)	(71.0)%
Oil (Bbl)	$75.63	$111.25	$(35.62)	(32.0)%
Natural gas equivalent (Mcfe)	$2.89	$9.46	$(6.57)	(69.5)%
Average Unit Costs per Mcfe:
Production costs	$1.31	$2.94	$(1.63)	(55.4)%
Transportation expense	$1.84	$1.40	$0.44	31.4%
Depreciation, depletion and amortization	$0.79	$2.09	$(1.30)	(62.2)%
     Oil and Gas Sales. Oil and gas sales decreased $33.3 million, or 67.7%, to $15.9 million during the three months ended June 30, 2009, from $49.1 million during the three months ended June 30, 2008. This decrease was the result of a decrease in average realized prices, partially offset by higher volumes. The decrease in the average realized price accounted for $36.1 million of the decrease. Our average product prices, which exclude hedge settlements, on an equivalent basis (Mcfe) decreased to $2.89 per Mcfe for the three months ended June 30, 2009 from $9.46 per Mcfe for the three months ended June 30, 2008. This decrease was offset by higher volumes of 295 Mmcfe, resulting in increased oil and gas sales of $2.7 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2008. The increased volumes resulted from the PetroEdge acquisition.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses decreased $5.3 million, or 23.3%, to $17.3 million for the three months ended June 30, 2009, from $22.6 million during the three months ended June 30, 2008.
     Oil and gas production costs decreased $8.1 million, or 52.7%, to $7.2 million during the three months ended June 30, 2009, from $15.3 million for the three months ended June 30, 2008. This decrease was primarily due cost-cutting measures implemented in the third quarter of 2008. Field headcount was reduced by 31.9% while simultaneously reducing overtime hours for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The reductions came at the same time we absorbed the operations of PetroEdge, which increased our total production, further reducing our cost per Mcfe. Production costs including gross production taxes and ad valorem taxes were $1.31 per Mcfe for the three months ended June 30, 2009 as compared to $2.94 per Mcfe for the three months ended June 30, 2008. The decrease in per unit cost was due to the cost-cutting measure discussed above, as well as higher volumes over which to spread fixed costs.
     Transportation expense increased $2.8 million, or 38.5%, to $10.1 million during the three months ended June 30, 2009, from $7.3 million during the three months ended June 30, 2008. The increase was due to an increase in the contract rate and increased volumes.

Transportation expense was $1.84 per Mcfe for the three months ended June 30, 2009 as compared to $1.40 per Mcfe for the three months ended June 30, 2008. Transportation expense per Mcfe is less than our contracted rate due to reimbursements we receive for third party volumes.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our proved oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization decreased approximately $6.5 million, or 59.9%, for the three months ended June 30, 2009 to $4.4 million from $10.9 million in 2008. On a per unit basis, we had a decrease of $1.30 per Mcfe to $0.79 per Mcfe for the three months ended June 30, 2009 from $2.09 per Mcfe for the three months ended June 30, 2008. This decrease was primarily due to the impairment of our oil and gas properties in the fourth quarter of 2008 and the first quarter of 2009, offset by decreases in proved reserves due to the effect of lower prices.
     General and Administrative Expense. General and administrative expenses increased $2.9 million, or 176.7%, to $4.6 million during the three months ended June 30, 2009, from $1.7 million during the three months ended June 30, 2008. The increase is primarily due to increased legal, audit and other professional fees in connection with the restatement and reaudits of our financial statements. General and administrative expenses per Mcfe was $0.84 for the three months ended June 30, 2009 compared to $0.32 for the three months ended June 30, 2008.
     Loss from Derivative Financial Instruments. Loss from derivative financial instruments decreased $88.2 million to $17.1 million for the three months ended June 30, 2009, from $105.3 million for the three months ended June 30, 2008. We recorded a $63.8 million unrealized loss and $46.6 million realized gain on our derivative contracts for the three months ended June 30, 2009 compared to a $96.3 million unrealized loss and $9.1 million realized loss for the three months ended June 30, 2008. The increase in realized gain was due to the $26 million cash received as a result of exiting certain of our above market derivative financial instruments. Unrealized gains and losses are attributable to changes in oil natural gas prices and volumes hedged from one period end to another.
     Interest Expense. Interest expense increased $1.7 million, or 71.5%, to $4.0 million for the three months ended June 30, 2009, from $2.3 million for the three months ended June 30, 2008. The increase in interest expense for the three months ended June 30, 2009 relates to higher average outstanding debt balances.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
     Overview. Operating data for the periods indicated are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)
Oil and gas sales	$38,109	$87,454	$(49,345)	(56.4)%
Oil and gas production costs	$14,758	$26,918	$(12,160)	(45.2)%
Transportation expense	$20,393	$14,703	$5,690	38.7%
Depreciation, depletion and amortization	$15,690	$21,554	$(5,864)	(27.2)%
General and administrative expenses	$7,679	$4,767	$2,912	61.1%
Impairment of oil and gas properties	$95,169	$—	$95,169	*
Gain (loss) from derivative financial instruments	$22,326	$(149,614)	$171,940	114.9%
Interest expense	$7,904	$4,393	$3,511	79.9%

*	Not meaningful
Production. Oil and gas production data for the periods indicated are as follows (in thousands):

	Six Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)
Production Data:
Natural gas production (Mmcf)	10,790	10,061	729	7.2%
Oil production (Mbbl)	40	28	12	42.9%
Total production (Mmcfe)	11,030	10,229	801	7.8%
Average daily production (Mmcfe/d)	60.9	56.2	4.7	8.4%
Average Sales Price per Unit:
Natural gas (Mcf)	$3.26	$8.40	$(5.14)	(61.2)%

\

	Six Months Ended
	June 30,		Increase/
	2009	2008	(Decrease)
Oil (Bbl)	$73.45	$105.96	$(32.51)	(30.7)%
Natural gas equivalent (Mcfe)	$3.46	$8.55	$(5.09)	(59.5)%
Average Unit Costs per Mcfe:
Production costs	$1.34	$2.63	$(1.29)	(49.0)%
Transportation expense	$1.85	$1.44	$0.41	28.5%
Depreciation, depletion and amortization	$1.42	$2.11	$(0.69)	(32.7)%
     Oil and Gas Sales. Oil and gas sales decreased $49.3 million, or 56.4%, to $38.1 million during the six months ended June 30, 2009, from $87.4 million during the six months ended June 30, 2008. This decrease was the result of a decrease in average realized prices, partially offset by higher volumes. The decrease in the average realized price accounted for $56.1 million of the decrease. Our average product prices, which exclude hedge settlements, on an equivalent basis (Mcfe) decreased to $3.46 per Mcfe for the six months ended June 30, 2009 from $8.55 per Mcfe for the six months ended June 30, 2008. This decrease was offset by higher volumes of 801 Mmcfe, resulting in increased oil and gas sales of $6.8 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The increased volumes resulted from the PetroEdge acquisition.
     Oil and Gas Operating Expenses. Oil and gas operating expenses consist of oil and gas production costs, which include lease operating expenses, severance taxes and ad valorem taxes, and transportation expense. Oil and gas operating expenses decreased $6.4 million, or 15.5%, to $35.2 million for the six months ended June 30, 2009, from $41.6 million during the six months ended June 30, 2008.
     Oil and gas production costs decreased $12.2 million, or 45.2% to $14.8 million during the six months ended June 30, 2009, from $26.9 million for the six months ended June 30, 2008. This decrease was primarily due to cost-cutting measures implemented in the third quarter of 2008. Field headcount was reduced by 29.7% while simultaneously reducing overtime hours for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The reductions came at the same time we absorbed the operations of PetroEdge, which increased our total production, further reducing our cost per Mcfe. Production costs including gross production taxes and ad valorem taxes were $1.34 per Mcfe for the six months ended June 30, 2009 as compared to $2.63 per Mcfe for the six months ended June 30, 2008. The decrease in per unit cost was due to the cost-cutting measures discussed above, as well as higher volumes over which to spread fixed costs.
     Transportation expense increased $5.7 million, or 38.7%, to $20.4 million during the six months ended June 30, 2009, from $14.7 million during the six months ended June 30, 2008. The increase was due to an increase in the contract rate and increased volumes. Transportation expense was $1.85 per Mcfe for the six months ended June 30, 2009 as compared to $1.44 per Mcfe for the six months ended June 30, 2008. Transportation expense per Mcfe is less than our contracted rate due to reimbursements we recived for third party volumes.
     Depreciation, Depletion and Amortization. We are subject to variances in our depletion rates from period to period due to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depreciation, depletion and amortization decreased approximately $5.9 million, or 27.2%, in the 2009 period to $15.7 million from $21.6 million in 2008. On a per unit basis, we had a decrease of $0.69 per Mcfe to $1.42 per Mcfe in 2009 from $2.11 per Mcfe in 2008. This decrease was primarily due to the impairment of our oil and gas properties in the fourth quarter of 2008 and the first quarter of 2009, offset by decreases in proved reserves due to the effect of lower prices.
     General and Administrative Expense. General and administrative expenses increased $2.9 million, or 61.1%, to $7.7 million during the six months ended June 30, 2009, from $4.8 million during the six months ended June 30, 2008. The increase is primarily due increased legal, audit and other professional fees in connection with the restatement and reaudits of our financial statements. General and administrative expenses per Mcfe was $0.70 for the six months ended June 30, 2009 compared to $0.47 for the six months ended June 30, 2008.
     Gain/(Loss) from Derivative Financial Instruments. Gain/(loss) from derivative financial instruments increased $171.9 million to a gain of $22.3 million during the six months ended June 30, 2009, from a loss of $149.6 million during the six months ended June 30, 2008. We recorded a $41.2 million unrealized loss and $63.5 million realized gain on our derivative contracts for the six months ended June 30, 2009 compared to a $139.3 million unrealized loss and $10.3 million realized loss for the six months ended June 30, 2008. The increase in realized gain was due to the $26 million cash received as a result of exiting certain of our above market derivative financial instruments. Unrealized gains and losses are attributable to changes in oil and natural gas prices and volumes hedged from one period end to another.

     Interest Expense. Interest expense increased $3.5 million, or 79.9%, to $7.9 million during the six months ended June 30, 2009, from $4.4 million during the six months ended June 30, 2008. The increased interest expense for the six months ended June 30, 2009 relates to higher average debt balances during six months ended June 30, 2009 compared to the six months ended June 30, 2008.
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
     At June 30, 2009 we had no availability under the our Quest Cherokee Agreement. In July 2009, the borrowing base under the Quest Cherokee and Quest Energy’s Credit Agreement was reduced from $190 million to $160 million, which resulted in the outstanding borrowings under the Quest Cherokee Credit Agreement exceeding the new borrowing base by $14 million. In anticipation of the reduction in the borrowing base, we amended or exited certain of our above market natural gas price derivative contracts and, in return, received approximately $26 million. At the same time, we entered into new natural gas price derivative contracts to increase the total amount of our future proved developed natural gas production hedged to approximately 85% through 2013. On June 30, 2009, using these proceeds, we made a principal payment of $15 million on the Quest Cherokee Credit Agreement. On July 8, 2009, we repaid the $14 million Borrowing Base Deficiency. Management is currently pursuing various options to restructure or refinance the Quest Cherokee Term Loan Agreement. There can be no assurance that such efforts will be successful or that the terms of any new or restructured indebtedness will be favorable to us.
     Cash Flows from Operating Activities. Cash flows from operating activities totaled $51.2 million for the six months ended June 30, 2009 as compared to cash flows from operations of $36.6 million for the six months ended June 30, 2008. The increase is attributable primarily to our cost-cutting measures, implemented in the third quarter of 2008, which included cash conservation. Cash from operating activities increased due to the $26 million of cash received as a result of exiting certain of our above market derivative financial instruments in June 2009. This increase was offset by lower revenues as a result of lower realized sales prices for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.
     Cash Flows from Investing Activities. Net cash flows from investing activities totaled $(1.3) million for the six months ended June 30, 2009 as compared to $(59.9) million for the six months ended June 30, 2008. The following table sets forth our capital expenditures by major categories for the period indicated (in thousands).

Six Months Ended
June 30, 2009
Capital expenditures:
Leasehold acquisition	$1,019
Development	19
Other items	83

Total capital expenditures	$1,121

     Cash Flows from Financing Activities. Net cash flows from financing activities totaled $(23.7) million for the six months ended June 30, 2009 as compared to $34.6 million for the six months ended June 30, 2008. In 2009, cash used in financing activities was primarily comprised of $23.8 million of payments on our debt.

     Working Capital Deficit. At June 30, 2009, we had current assets of $94.3 million. Our working capital (current assets minus current liabilities, excluding the short-term derivative assets and liabilities of $35.1 million and $0.4 million, respectively) was a deficit of $8.7 million at June 30, 2009, compared to a working capital (excluding the short-term derivative assets and liabilities of $43.0 million and $12,000, respectively) deficit of $30.0 million at December 31, 2008. The change is primarily due to an increase in cash from the early termination of certain of our in-the-money derivative financial instruments.
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
     The borrowing base was $190.0 million as of June 30, 2009. The amount borrowed under the Quest Cherokee Credit Agreement as of June 30, 2009 was $174.0 million. At June 30, 2009, Quest Cherokee had $16.0 million available for borrowing. The weighted average interest rate under the Quest Cherokee Credit Agreement for the quarter ended June 30, 2009 was 5.09%.
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
     Quest Cherokee was in compliance with all of its covenants as of June 30, 2009.
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
     As of June 30, 2009, $33.6 million was outstanding under the Second Lien Loan Agreement, respectively. The weighted average interest rate under the Second Lien Loan Agreement for the quarters ended June 30, 2009 was 11.25%.
     On June 30, 2009, Quest Energy and Quest Cherokee entered into a Second Amendment to the Second Lien Senior Term Loan Agreement that deferred Quest Energy’s obligation to deliver certain financial statements to the lenders.
     Quest Cherokee was in compliance with all of its covenants as of June 30, 2009.
Contractual Obligations
     We have numerous contractual commitments in the ordinary course of business, debt service requirements and operating lease commitments. Other than those discussed below, these commitments have not materially changed during the three months ended March 31, 2009.
     On July 1, 2009, Quest Energy GP entered into an amendment to the original agreement with its financial advisor, which provided that the monthly advisory fee increased to $200,000 per month with a total of $800,000, representing the aggregate fees for each of April, May, June and July 2009, when amount was paid upon execution of the amendment. Fees through June 2009, have been expensed and properly accrued as of June 30, 2009. The additional financial advisor fees payable if certain transactions occurred were canceled; however, the financial advisor was entitled to a fairness opinion fee of $650,000 in connection with any merger, sale or acquisition involving Quest Energy GP or Quest Energy, which amount was paid in connection with the delivery of a fairness opinion at the time of the execution of the Merger Agreement.
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
Off-balance Sheet Arrangements
     At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
     The following tables summarize the estimated volumes, fixed prices and fair values attributable to oil and gas derivative contracts as of June 30, 2009:

	Remainder of	Year Ending December 31,
	2009	2010	2011	2012	Thereafter	Total
	($ in thousands, except volumes and per unit data)
Natural Gas Swaps:
Contract volumes (Mmbtu)	7,734,720	16,129,060	13,550,302	11,000,004	9,000,003	57,054,089
Weighted-average fixed price per Mmbtu	$7.78	$6.26	$6.80	$7.13	$7.28	$6.91
Fair value, net	$25,150	$5,563	$(316)	$33	$(32)	$30,398
Natural Gas Collars:
Contract volumes (Mmbtu)	375,000	—	—	—	—	375,000
Weighted-average fixed price per Mmbtu:

	Remainder of	Year Ending December 31,
	2009	2010	2011		2012		Thereafter		Total
	($ in thousands, except volumes and per unit data)
Floor	$11.00	$—		$—		$—		$—	$11.00
Ceiling	$15.00	$—		$—		$—		$—	$15.00
Fair value, net	$2,464	$—		$—		$—		$—	$2,464
Total Natural Gas Contracts:
Contract volumes (Mmbtu)	7,749,720	16,129,060		13,550,302		11,000,004		9,000,003	57,429,089
Weighted-average fixed price per Mmbtu	$7.94	$6.26		$6.80		$7.13		$7.28	$6.94
Fair value, net	$27,614	$5,563		$(316)		$33		$(32)	$32,862
Basis Swaps:
Contract volumes (Bbl)	—	3,630,000		8,549,998		9,000,000		9,000,003	30,180,001
Weighted-average fixed per Bbl	$—	$0.63		$0.67		$0.70		$0.71	$0.69
Fair value, net	$—	$(812)		$(1,725)		$(1,436)		$(1,124)	$(5,097)
Crude Oil Swaps:
Contract volumes (Bbl)	18,000	30,000		—		—		—	48,000
Weighted-average fixed price per Bbl	$90.07	$87.50		$—		$—		$—	$88.46
Fair value, net	$323	$347	$		$		$		$670
Total fair value, net	$27,937	$5,098		$(2,041)		$(1,403)		$(1,156)	$28,435
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
     Management identified the following control deficiencies that constituted material weaknesses as of December 31, 2008, which continue to exist at June 30, 2009:
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer of our general partner, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were not effective as of June 30, 2009. Under the management services agreement between us and Quest Energy Service, all of our financial reporting services are provided by Quest Energy Service. QRCP has advised us that it is currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout QRCP and its subsidiaries and affiliates for whom it is responsible for providing accounting and finance services, including us, and by strengthening the accounting department through adding new personnel and resources. QRCP has obtained, and has advised us that it will continue to seek, the assistance of the Audit Committee of our general partner in connection with this process of remediation. Notwithstanding this determination, our management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP/
Remediation Plan
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
Changes in Internal Control Over Financial Reporting
     During the second quarter of 2009, we continued to implement some of the remedial measures described above, including communication, both internally and externally, of our commitment to a strong control environment, high ethical standards and financial reporting integrity and certain personnel actions.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS

2.1*	Agreement and Plan of Merger, dated as of July 2, 2009, by and among Quest Holdings Corp., Quest Resource Corporation, Quest Midstream Partners, L.P., Quest Energy Partners, L.P., Quest Midstream GP, LLC, Quest Energy GP, LLC, Quest Resource Acquisition Corp., Quest Energy Acquisition, LLC, Quest Midstream Holdings Corp. and Quest Midstream Acquisition, LLC (incorporated herein by reference to Exhibit 2.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 7, 2009).

10.1*	Settlement Agreement by and among Quest Resource Corporation, Quest Energy Partners, L.P., Quest Midstream Partners, L.P. and Jerry D. Cash, dated May 19, 2009 (incorporated herein by reference to Exhibit 10.31 to Quest Energy Partners, L.P.’s Annual Report on Form 10-K filed on June 16, 2009).

10.2*	Full and Final Settlement Agreement and Mutual Release, by and among Quest Resource Corporation, Quest Energy Partners, L.P. Midstream Partners, L.P., Rockport Energy, LLC, Rockport Georgetown Partners, LLC, Rockport Georgetown Holdings, LP, Jerry D. Cash, Bryan T. Simmons and Steven Hochstein, dated May 19, 2009 (incorporated herein by reference to Exhibit 10.32 to Quest Energy Partners, L.P.’s Annual Report on Form 10-K filed on June 16, 2009).

10.3*	Third Amendment to Amended and Restated Credit Agreement, dated as of May 29, 2009, by and among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on June 23, 2009).

10.4*	Amended and Restated Intercreditor Agreement and Collateral Agency Agreement, dated as of June 18, 2009, by and among Royal Bank of Canada, BP Corporation North America, Inc. and Quest Cherokee, LLC (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on June 23, 2009).

10.5*	Support Agreement, dated as of July 2, 2009, among Quest Resource Corporation, Quest Midstream Partners, L.P., Quest Energy Partners, L.P. and each of the unitholders of Quest Midstream Partners, L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 7, 2009).

10.6*	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2009, among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association and the Required Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 7, 2009).

10.7*	Second Amendment to Second Lien Senior Term Loan Agreement, dated as of June 30, 2009, among Quest Cherokee, LLC, Quest Energy Partners, L.P., Quest Cherokee Oilfield Service, LLC, Royal Bank of Canada, KeyBank National Association, Société Générale and the Required Lenders party thereto (incorporated herein by reference to Exhibit 10.3 to Quest Energy Partners, L.P.’s Current Report on Form 8-K filed on July 7 2009).

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
     PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about Quest Energy Partners, L.P. (the “Partnership”) or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership or its business or operations on the date hereof.

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